Form 10-Q
period 2019-06-30
Insurance Acquisition Corp.
filed 2019-08-13
CIK 1762322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2019, there were 15,490,000 shares of Class A common stock, $0.0001 par value, and 5,163,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSURANCE ACQUISTION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 (unaudited) and for the Three Months Ended June 30, 2018 and for the Period from March 13, 2018 (inception) Through June 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2019 (unaudited) and for the Period from March 13, 2018 (inception) Through June 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 (unaudited) and for the Period from March 13, 2018 (inception) Through June 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

i

INSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$675,302	$25,000
Prepaid expenses and other current assets	162,253	—
Total Current Assets	837,555	25,000

Deferred offering costs	—	100,621
Cash and marketable securities held in Trust Account	151,607,721	—
Total Assets	$152,445,276	$125,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$106,794	$365
Income taxes payable	182,088	—
Accrued offering costs	—	100,621
Advance from related party	—	1,304
Total Current Liabilities	288,882	102,290

Deferred underwriting fee payable	6,419,000	—
Total Liabilities	6,707,882	102,290

Commitments

Common stock subject to possible redemption, 13,959,762 shares at redemption value as of June 30, 2019	140,737,390	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,530,238 and no shares issued and outstanding (excluding 13,959,762 and no shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	153	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,163,333 shares issued and outstanding as of June 30, 2019 and December 31, 2018	516	516
Additional paid-in capital	4,525,457	24,484
Retained earnings/(Accumulated deficit)	473,878	(1,669)
Total Stockholders’ Equity	5,000,004	23,331
Total Liabilities and Stockholders’ Equity	$152,445,276	$125,621

The accompanying notes are an integral part of the condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period March 13, 2018 (inception) through June 30,
	2019	2018	2019	2018

Operating expenses	$240,530	$—	$300,086	$812
Loss from operations	(240,530)	—	(300,086)	(812)

Other income:
Interest earned on marketable securities held in Trust Account	898,481	—	957,721	—

Income (loss) before provision for income taxes	657,951	—	657,635	(812)
Provision for income taxes	(179,171)	—	(182,088)	—
Net income (loss)	$478,780	—	475,547	(812)

Weighted average shares outstanding of Class A redeemable common stock	15,065,000	—	15,065,000	—
Basic and diluted net income per share, Class A	$0.04	—	0.05	—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,588,333	4,508,333	5,397,083	4,508,333
Basic and diluted net loss per share, Class A and Class B	$(0.03)	(0.00)	(0.04)	(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE PERIOD FROM MARCH 13, 2018 (INCEPTION) THROUGH JUNE 30 2018

			Additional	Stock		Total
	Class B Common Stock		Paid in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – March 13, 2018 (inception)	—	$—	$—	$—	$—	$—

Common stock issued to initial stockholder	5,163,333	516	24,484	(25,000)	—	—

Net loss	—	—	—	—	(812)	(812)
Balance – March 31, 2018 (unaudited)	5,163,333	$516	$24,484	$(25,000)	$(812)	$(812)

Net loss	—	—	—	—	—	—
Balance – June 30, 2018 (unaudited)	5,163,333	$516	$24,484	$(25,000)	$(812)	$(812)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30 2019

					Additional	Retained Earnings	Total
	Class A Common Stock		Class B Common Stock		Paid in	/(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	5,163,333	$516	$24,484	$(1,669)	$23,331

Sale of 15,065,000 Units, net of underwriting discount and offering expenses	15,065,000	1,507	—	—	140,987,009	—	140,988,516

Sale of 425,000 Placement Units	425,000	42	—	—	4,249,958	—	4,250,000

Common stock subject to possible redemption	(14,015,901)	(1,402)	—	—	(140,257,210)	—	(140,258,612)

Net loss	—	—	—	—	—	(3,233)	(3,233)
Balance – March 31, 2019 (unaudited)	1,474,099	147	5,163,333	516	5,004,241	(4,902)	5,000,002

Change in value of common stock subject to possible redemption	56,139	6	—	—	(478,784)	—	(478,778)

Net income	—	—	—	—	—	478,780	478,780
Balance – June 30, 2019 (unaudited)	1,530,238	$153	5,163,333	$516	$4,525,457	$473,878	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from March 13, 2018 (inception) through June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$475,547	$(812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through advances	—	812
Interest earned on marketable securities held in Trust Account	(957,721)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(162,253)	—
Accounts payable and accrued expenses	106,429	—
Income taxes payable	182,088	—
Net cash used in operating activities	(355,910)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,650,000)	—
Net cash used in investing activities	(150,650,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	148,030,000	—
Proceeds from sale of Placement Units	4,250,000	—
Advance from related party	64,231	—
Repayment of advances from related party	(65,535)	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(622,484)
Net cash provided by financing activities	151,656,212	—

Net Change in Cash	650,302	—
Cash – Beginning of period	25,000	—
Cash – End of period	$675,302	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$46,032	$—
Initial classification of common stock subject to possible redemption	$140,260,560	$—
Change in value of common stock subject to possible redemption	$476,830	$—
Deferred underwriting fee payable	$6,419,000	$—
Issuance of common stock for stock subscription receivable from stockholder	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2019

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

JUNE 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on March 21, 2019, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 7,745,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the six months ended June 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on March 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2019, the Company incurred $30,000 and 35,000 in fees for these services, respectively.

Consulting Arrangements

In January 2019, the Company entered into consulting arrangements with two individuals affiliated with Cohen & Company, LLC for advisory services to be provided to the Company. These arrangements provide for aggregate monthly fees of $20,625. For the three and six months ended June 30, 2019, the Company incurred $61,875 and $123,750 in such fees, respectively, of which $5,208 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,530,238 and -0- shares of Class A common stock issued and outstanding, excluding 13,959,762 and -0- shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At June 30, 2019 and December 31, 2018, there were 5,163,333 shares of Class B common stock issued and outstanding.

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, assets held in the Trust Account were comprised of $28,582 in cash and $151,579,139 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
June 30, 2019	U.S. Treasury Securities (Mature on 9/26/2019)	$151,579,139	$105,096	$151,684,235

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

For the three months ended June 30, 2019, we had net income of $478,780, which consisted of interest income on marketable securities held in the Trust Account of $898,481, offset by operating costs of $240,530 and a provision for income taxes of $179,171.

For the six months ended June 30, 2019, we had net income of $475,547, which consisted of interest income on marketable securities held in the Trust Account of $957,721, offset by operating costs of $300,086 and a provision for income taxes of $182,088.

For the period from March 13, 2018 (inception) through June 30, 2018, we had a net loss of $812, which consisted of operating costs of $812.

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

For the six months ended June 30, 2019, cash used in operating activities was $355,910, which was comprised of our net income of $475,547, interest earned on marketable securities held in the Trust Account of $957,721 and changes in operating assets and liabilities, which provided $126,264 of cash for operating activities.

As of June 30, 2019, we had marketable securities held in the Trust Account of $151,607,721 (including approximately $958,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any interest earned on the Trust Account.

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

At June 30, 2019, we had cash of $675,302 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, production facilities or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

INSURANCE ACQUISITION CORP.

Date: August 13, 2019		/s/ John M. Butler
	Name:	John M. Butler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019		/s/ Paul Vernhes
	Name:	Paul Vernhes
	Title:	Chief Financial Officer
(Principal Financial Officer)