Form 10-Q
period 2019-09-30
Insurance Acquisition Corp.
filed 2019-11-13
CIK 1762322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 15,490,000 shares of Class A common stock, $0.0001 par value, and 5,163,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSURANCE ACQUISTION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 (unaudited) and for the Three Months Ended September 30, 2018 and for the Period from March 13, 2018 (inception) Through September 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 (unaudited) and for the Period from March 13, 2018 (inception) Through September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 (unaudited) and for the Period from March 13, 2018 (inception) Through September 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

i

INSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$561,779	$25,000
Prepaid expenses and other current assets	118,157	—
Total Current Assets	679,936	25,000

Deferred offering costs	—	100,621
Cash and marketable securities held in Trust Account	152,543,061	—
Total Assets	$153,222,997	$125,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$170,513	$365
Income taxes payable	366,068	—
Accrued offering costs	—	100,621
Advance from related party	—	1,304
Total Current Liabilities	536,581	102,290

Deferred underwriting fee payable	6,419,000	—
Total Liabilities	6,955,581	102,290

Commitments

Common stock subject to possible redemption, 13,905,669 shares at redemption value as of September 30, 2019	141,267,409	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,584,331 and no shares issued and outstanding (excluding 13,905,669 and no shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	158	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,163,333 shares issued and outstanding as of September 30, 2019 and December 31, 2018	516	516
Additional paid-in capital	3,995,433	24,484
Retained earnings/(Accumulated deficit)	1,003,900	(1,669)
Total Stockholders’ Equity	5,000,007	23,331
Total Liabilities and Stockholders’ Equity	$153,222,997	$125,621

The accompanying notes are an integral part of the condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 13, 2018 (inception) through September 30,
	2019	2018	2019	2018

Operating expenses	$221,338	$—	$521,424	$812
Loss from operations	(221,338)	—	(521,424)	(812)

Other income:
Interest earned on marketable securities held in Trust Account	938,940	—	1,896,661	—

Income (loss) before provision for income taxes	717,602	—	1,375,237	(812)
Provision for income taxes	(187,580)	—	(369,668)	—
Net income (loss)	$530,022	—	1,005,569	(812)

Weighted average shares outstanding of Class A redeemable common stock	15,065,000	—	15,065,000	—
Basic and diluted net income per share, Class A	$0.05	—	0.09	—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,588,333	4,508,333	5,462,872	4,508,333
Basic and diluted net loss per share, Class A and Class B	$(0.03)	(0.00)	(0.07)	(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE PERIOD FROM MARCH 13, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

			Additional	Stock		Total
	Class B Common Stock		Paid in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – March 13, 2018 (inception)	—	$—	$—	$—	$—	$—

Common stock issued to Sponsor	5,163,333	516	24,484	(25,000)	—	—

Net loss	—	—	—	—	(812)	(812)
Balance – March 31, 2018 (unaudited)	5,163,333	516	24,484	(25,000)	(812)	(812)

Net loss	—	—	—	—	—	—
Balance – June 30, 2018 (unaudited)	5,163,333	516	24,484	(25,000)	$(812)	(812)

Stock subscription received from issuance of common stock to Sponsor	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—
Balance – September 30, 2018 (unaudited)	5,163,333	$516	$24,484	$—	$(812)	$24,188

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

					Additional	Retained Earnings	Total
	Class A Common Stock		Class B Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	5,163,333	$516	$24,484	$(1,669)	$23,331

Sale of 15,065,000 Units, net of underwriting discount and offering expenses	15,065,000	1,507	—	—	140,987,009	—	140,988,516

Sale of 425,000 Placement Units	425,000	42	—	—	4,249,958	—	4,250,000

Common stock subject to possible redemption	(14,015,901)	(1,402)	—	—	(140,257,210)	—	(140,258,612)

Net loss	—	—	—	—	—	(3,233)	(3,233)
Balance – March 31, 2019 (unaudited)	1,474,099	147	5,163,333	516	5,004,241	(4,902)	5,000,002

Change in value of common stock subject to possible redemption	56,139	6	—	—	(478,784)	—	(478,778)

Net income	—	—	—	—	—	478,780	478,780
Balance – June 30, 2019 (unaudited)	1,530,238	153	5,163,333	516	4,525,457	473,878	5,000,004

Change in value of common stock subject to possible redemption	54,093	5	—	—	(530,024)	—	(530,019)

Net income	—	—	—	—	—	530,022	530,022
Balance – September 30, 2019 (unaudited)	1,584,331	$158	5,163,333	$516	$3,995,433	$1,003,900	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from March 13, 2018 (inception) through September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$1,005,569	$(812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through advances	—	812
Interest earned on marketable securities held in Trust Account	(1,896,661)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(118,157)	—
Accounts payable and accrued expenses	170,148	—
Income taxes payable	366,068	—
Net cash used in operating activities	(473,033)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,650,000)	—
Cash withdrawn from Trust Account to pay income taxes	3,600	—
Net cash used in investing activities	(150,646,400)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	148,030,000	—
Proceeds from sale of Placement Units	4,250,000	—
Advance from related party	64,231	—
Repayment of advances from related party	(65,535)	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(622,484)
Net cash provided by financing activities	151,656,212	—

Net Change in Cash	536,779	—
Cash – Beginning of period	25,000	—
Cash – End of period	$561,779	$—

Supplemental cash flow information
Cash paid for income taxes	$3,600	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$140,260,560	$—
Change in value of common stock subject to possible redemption	$1,006,849	$—
Deferred underwriting fee payable	$6,419,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2019

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on March 21, 2019, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

SEPTEMBER 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2019

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the nine months ended September 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and 65,000 in fees for these services, respectively.

Consulting Arrangements

In January 2019, the Company entered into consulting arrangements with two individuals affiliated with Cohen & Company, LLC for advisory services to be provided to the Company. These arrangements provide for aggregate monthly fees of $20,625. For the three and nine months ended September 30, 2019, the Company incurred $61,875 and $185,625 in such fees, respectively, of which $20,625 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2019.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $750,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. The Sponsor or one of its affiliates may also elect, in its discretion, to make Working Capital Loans in excess of $750,000. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. As of September 30, 2019 and December 31, 2018, there are no working capital loans outstanding.

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,584,331 and -0- shares of Class A common stock issued and outstanding, excluding 13,905,669 and -0- shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2019 and December 31, 2018, there were 5,163,333 shares of Class B common stock issued and outstanding.

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

INSURANCE ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

At September 30, 2019, assets held in the Trust Account were comprised of $189,855 in cash and $152,353,206 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
September 30, 2019	U.S. Treasury Securities (Mature on 3/26/2020)	$152,353,206	$3,456	$152,356,662

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have not generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of $530,022, which consisted of interest income on marketable securities held in the Trust Account of $938,940, offset by operating costs of $221,338 and a provision for income taxes of $187,580.

For the nine months ended September 30, 2019, we had net income of $1,005,569, which consisted of interest income on marketable securities held in the Trust Account of $1,896,661, offset by operating costs of $521,424 and a provision for income taxes of $369,668.

For the period from March 13, 2018 (inception) through September 30, 2018, we had a net loss of $812, which consisted of operating costs of $812.

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

Following the Initial Public Offering and the sale of the Placement Units, a total of $150,650,000 was placed in the Trust Account and we had $1,048,801 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $9,661,484 in transaction costs, related to the Initial Public Offering, including $2,620,000 of underwriting fees, $6,419,000 of deferred underwriting fees and $622,484 of other costs.

For the nine months ended September 30, 2019, cash used in operating activities was $473,033, which was comprised of our net income of $1,005,569, interest earned on marketable securities held in the Trust Account of $1,896,661 and changes in operating assets and liabilities, which provided $418,059 of cash for operating activities.

As of September 30, 2019, we had marketable securities held in the Trust Account of $152,543,061 (including approximately $1,896,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we withdrew $3,600 of interest earned on the Trust Account to pay our income taxes.

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

At September 30, 2019, we had cash of $561,779 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, production facilities or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders' equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period.

Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the nine months ended September 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there is be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

INSURANCE ACQUISITION CORP.

Date: November 13, 2019		/s/ John M. Butler
	Name:	John M. Butler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019		/s/ Paul Vernhes
	Name:	Paul Vernhes
	Title:	Chief Financial Officer
(Principal Financial Officer)