Form 10-Q
period 2020-03-31
Insurance Acquisition Corp.
filed 2020-05-14
CIK 1762322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 15,490,000 shares of Class A common stock, $0.0001 par value, and 5,163,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

INSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$104,229	$406,724
Prepaid expenses and other current assets	90,708	73,934
Total Current Assets	194,937	480,658

Cash and marketable securities held in Trust Account	153,723,340	153,238,186
Total Assets	$153,918,277	$153,718,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$89,448	$214,787
Income taxes payable	631,142	497,388
Total Current Liabilities	720,590	712,175

Deferred underwriting fee payable	6,419,000	6,419,000
Total Liabilities	7,139,590	7,131,175

Commitments

Common stock subject to possible redemption, 13,833,524 and 13,856,560 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	141,778,683	141,587,667

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,656,476 and 1,633,440 shares issued and outstanding (excluding 13,833,524 and 13,856,560 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	166	163
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,163,333 shares issued and outstanding as of March 31, 2020 and December 31, 2019	516	516
Additional paid-in capital	3,484,151	3,675,170
Retained earnings	1,515,171	1,324,153
Total Stockholders’ Equity	5,000,004	5,000,002
Total Liabilities and Stockholders’ Equity	$153,918,277	$153,718,844

The accompanying notes are an integral part of the condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses	$342,432	$59,556
Loss from operations	(342,432)	(59,556)

Other income:
Interest earned on marketable securities held in Trust Account	667,204	59,240

Income (loss) before provision for income taxes	324,772	(316)
Provision for income taxes	(133,754)	(2,917)
Net income (loss)	191,018	(3,233)

Weighted average shares outstanding of Class A redeemable common stock	15,065,000	15,065,000
Basic and diluted net income (loss) per share, Class A	0.03	(0.00)

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,588,333	5,205,833
Basic and diluted net loss per share, Class A and Class B	(0.06)	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	1,633,440	$163	5,163,333	$516	$3,675,170	$1,324,153	$5,000,002

Change in value of common stock subject to possible redemption	23,036	3	—	—	(191,019)	—	(191,016)

Net income	—	—	—	—	—	191,018	191,018
Balance – March 31, 2020	1,656,476	$166	5,163,333	$516	$3,484,151	$1,515,171	$5,000,004

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	—	$—	5,163,333	$516	$24,484	$(1,669)	$23,331

Sale of 15,065,000 Units, net of underwriting discount and offering expenses	15,065,000	1,507	—	—	140,987,009	—	140,988,516

Sale of 425,000 Placement Units	425,000	42	—	—	4,249,958	—	4,250,000

Common stock subject to possible redemption	(14,015,901)	(1,402)	—	—	(140,257,210)	—	(140,258,612)

Net loss	—	—	—	—	—	(3,233)	(3,233)
Balance – March 31, 2019	1,474,099	$147	5,163,333	$516	$5,004,241	$(4,902)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$191,018	$(3,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(667,204)	(59,240)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,774)	(155,350)
Accounts payable and accrued expenses	(125,339)	56,290
Income taxes payable	133,754	2,917
Net cash used in operating activities	(484,545)	(158,616)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(150,650,000)
Cash withdrawn from Trust Account to pay franchise taxes	182,050	—
Net cash provided by (used in) investing activities	182,050	(150,650,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	148,030,000
Proceeds from sale of Placement Units	—	4,250,000
Advance from related party	—	64,231
Repayment of advances from related party	—	(65,535)
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	—	(576,749)
Net cash provided by financing activities	—	151,701,947

Net Change in Cash	(302,495)	893,331
Cash – Beginning of period	406,724	25,000
Cash – End of period	$104,229	$918,331

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$140,260,560
Change in value of common stock subject to possible redemption	$191,016	$(1,948)
Deferred underwriting fee payable	$—	$6,419,000
Offering costs included in accrued offering costs	$—	$46,032

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Insiders and Cantor have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as public stockholders with respect to any Public Shares it acquires. The representative has agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit ($10.00). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Cohen & Company, LLC, the manager of the Sponsor, has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2020 and 2019, the Company incurred $30,000 and $5,000 in fees for these services, respectively.

Consulting Arrangements

In January 2019, the Company entered into consulting arrangements with three individuals affiliated with Cohen & Company, LLC for advisory services to be provided to the Company. These arrangements provide for aggregate monthly fees of $23,125. For the three months ended March 31, 2020 and 2019, the Company incurred $69,375 and $61,875, respectively in such fees, of which $-0- and $5,208 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2020 and December 31, 2019, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $750,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. The Sponsor or one of its affiliates may also elect, in its discretion, to make Working Capital Loans in excess of $750,000. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. As of March 31, 2020 and December 31, 2019, there are no working capital loans outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Registration Rights

Pursuant to a registration rights agreement entered into on March 19, 2019, holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement related to the Initial Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,656,476 and 1,633,440 shares of Class A common stock issued and outstanding, excluding 13,833,524 and 13,856,560 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2020 and December 31, 2019, there were 5,163,333 shares of Class B common stock issued and outstanding.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

At March 31, 2020 assets held in the Trust Account were comprised of $153,723,340 in money market funds which are invested in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$153,723,340

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

At December 31, 2019, assets held in the Trust Account were comprised of $188,884 in cash and $153,049,302 in U.S. Treasury securities.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2019 were as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2019	U.S. Treasury Securities (Mature on 3/26/2020)	$153,049,302	$109,674	$153,158,976

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency that continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its ability to successfully complete a Business Combination.

Results of Operations

We have not generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $191,018, which consisted of interest income on marketable securities held in the Trust Account of $667,204, offset by operating costs of $342,432 and a provision for income taxes of $133,754.

For the three months ended March 31, 2019, we had a net loss of $3,233, which consisted of operating costs of $59,556 and a provision for income taxes of $2,917, offset by interest income on marketable securities held in the Trust Account of $59,240.

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

For the three months ended March 31, 2020, cash used in operating activities was $484,545, which was comprised of our net income of $191,018, interest earned on marketable securities held in the Trust Account of $667,204 and changes in operating assets and liabilities, which used $8,359 of cash for operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $158,616, which was comprised of our net loss of $3,233, interest earned on marketable securities held in the Trust Account of $59,240 and changes in operating assets and liabilities, which used $96,143 of cash for operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $153,723,340 (including approximately $3,073,000 of interest income) consisting of U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we withdrew $187,150 of interest earned on the Trust Account to pay our franchise and income taxes, of which $182,050 was withdrawn during the three months ended March 31, 2020.

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

At March 31, 2020, we had cash of $104,229 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, production facilities or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms..

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, other than the risks described below:

The recent global coronavirus outbreak could harm the business prospects of the Company.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States. In response, many state and local governments, including the Commonwealth of Pennsylvania, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, of the Company with respect to the Trust Account.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price and business prospects of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures and disruptions of the credit and equity markets, which could have a material adverse effect on the Company’s ability to complete a Business Combination.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and may adversely affect the business, operations and financial condition of the companies we target for a Business Combination, which may cause such companies to delay or terminate acquisition discussions in order to focus on their business operations. The spread of the virus has also caused us to modify our due diligence practices with respect to target companies (including cancellation of physical participation in meetings) in ways that may be detrimental to our business prospects (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of the Company and its stockholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price or business prospects of the Company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company and its ability to successfully complete a Business Combination.

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

INSURANCE ACQUISITION CORP.

Date: May 14, 2020		/s/ John M. Butler
	Name:	John M. Butler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020		/s/ Paul Vernhes
	Name:	Paul Vernhes
	Title:	Chief Financial Officer
(Principal Financial Officer)