Form 10-Q
period 2020-06-30
Insurance Acquisition Corp.
filed 2020-08-13
CIK 1762322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 15,490,000 shares of Class A common stock, $0.0001 par value, and 5,163,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

INSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$308,331	$406,724
Prepaid expenses and other current assets	62,417	73,934
Total Current Assets	370,748	480,658

Deferred financing cost	125,000	—
Cash and marketable securities held in Trust Account	153,688,850	153,238,186
Total Assets	$154,184,598	$153,718,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,348,831	$214,787
Income taxes payable	629,632	497,388
Convertible promissory note – related party	350,000	—
Total Current Liabilities	2,328,463	712,175

Deferred underwriting fee payable	6,419,000	6,419,000
Total Liabilities	8,747,463	7,131,175

Commitments

Common stock subject to possible redemption, 13,708,247 and 13,856,560 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	140,437,129	141,587,667

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,781,753 and 1,633,440 shares issued and outstanding (excluding 13,708,247 and 13,856,560 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	178	163
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,163,333 shares issued and outstanding as of June 30, 2020 and December 31, 2019	516	516
Additional paid-in capital	4,825,693	3,675,170
Retained earnings	173,619	1,324,153
Total Stockholders’ Equity	5,000,006	5,000,002
Total Liabilities and Stockholders’ Equity	$154,184,598	$153,718,844

The accompanying notes are an integral part of the condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses	$1,381,372	$240,530	$1,723,804	$300,086
Loss from operations	(1,381,372)	(240,530)	(1,723,804)	(300,086)

Other income:
Interest earned on marketable securities held in Trust Account	38,310	898,481	705,514	957,721

(Loss) income before benefit (provision) for income taxes	(1,343,062)	657,951	(1,018,290)	657,635
Benefit (provision) for income taxes	1,510	(179,171)	(132,244)	(182,088)
Net (loss) income	(1,341,552)	478,780	(1,150,534)	475,547

Weighted average shares outstanding of Class A redeemable common stock	15,065,000	15,065,000	15,065,000	15,065,000
Basic and diluted net income per share, Class A	$0.00	$0.04	$0.03	$0.05

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,588,333	5,588,333	5,588,333	5,397,083
Basic and diluted net loss per share, Class A and Class B	$(0.24)	$(0.03)	$(0.29)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,633,440	$163	5,163,333	$516	$3,675,170	$1,324,153	$5,000,002

Change in value of common stock subject to possible redemption	23,036	3	—	—	(191,019)	—	(191,016)

Net income	—	—	—	—	—	191,018	191,018
Balance – March 31, 2020	1,656,476	166	5,163,333	516	3,484,151	1,515,171	5,000,004

Change in value of common stock subject to possible redemption	125,277	12	—	—	1,341,542	—	1,341,554

Net loss	—	—	—	—	—	(1,341,552)	(1,341,552)
Balance – June 30, 2020	1,781,753	$178	5,163,333	$516	$4,825,693	$173,619	$5,000,006

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	5,163,333	$516	$24,484	$(1,669)	$23,331

Sale of 15,065,000 Units, net of underwriting discount and offering expenses	15,065,000	1,507	—	—	140,987,009	—	140,988,516

Sale of 425,000 Placement Units	425,000	42	—	—	4,249,958	—	4,250,000

Common stock subject to possible redemption	(14,015,901)	(1,402)	—	—	(140,257,210)	—	(140,258,612)

Net loss	—	—	—	—	—	(3,233)	(3,233)
Balance – March 31, 2019	1,474,099	147	5,163,333	516	5,004,241	(4,902)	5,000,002

Change in value of common stock subject to possible redemption	56,139	6	—	—	(478,784)	—	(478,778)

Net income	—	—	—	—	—	478,780	478,780
Balance – June 30, 2019	1,530,238	$153	5,163,333	$516	$4,525,457	$473,878	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(1,150,534)	$475,547
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(705,514)	—
Changes in operating assets and liabilities:		(957,721)
Prepaid expenses and other current assets	11,517	(162,253)
Accounts payable and accrued expenses	1,009,044	106,429
Income taxes payable	132,244	182,088
Net cash (used in) provided by operating activities	(703,243)	(355,910)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(150,650,000)
Cash withdrawn from Trust Account to pay franchise taxes	254,850	—
Net cash provided by (used in) investing activities	254,850	(150,650,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	148,030,000
Proceeds from sale of Placement Units	—	4,250,000
Advance from related party	—	64,231
Repayment of advances from related party	—	(65,535)
Proceeds from convertible promissory note – related party	350,000	—
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	—	(622,484)
Net cash provided by financing activities	350,000	151,656,212

Net Change in Cash	(98,393)	650,302
Cash – Beginning of period	406,724	25,000
Cash – End of period	$308,331	$675,302

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$140,260,560
Change in value of common stock subject to possible redemption	$(1,150,538)	$476,830
Deferred underwriting fee payable	$—	$6,419,000
Offering costs included in accrued offering costs	$—	$46,032

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Shift Technologies, Inc., a Delaware corporation (“Shift”), as discussed in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $9,661,484, consisting of $2,620,000 of underwriting fees, $6,419,000 of deferred underwriting fees and $622,484 of other offering costs. In addition, as of June 30, 2020, cash of $308,331 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination with Shift or otherwise.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The Company intends to hold a meeting of stockholders on September 10, 2020 in order to provide stockholders with the ability to vote to extend the deadline to complete a Business Combination from September 22, 2020 to November 3, 2020. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account.

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

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended June 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred and paid $60,000 and $35,000 in fees for these services, respectively.

Consulting Arrangements

In January 2019, the Company entered into consulting arrangements with three individuals affiliated with Cohen & Company, LLC for advisory services to be provided to the Company. These arrangements provide for aggregate monthly fees of approximately $23,000. For the three and six months ended June 30, 2020, the Company incurred $68,125 and $137,500, respectively, in such fees. For the three and six months ended June 30, 2019, the Company incurred $61,875 and $123,750, respectively, in such fees. At June 30, 2020 and December 31, 2019, $-0- and $5,208 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

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

On May 21, 2020, the Company issued a $750,000 unsecured promissory note (the “Note”) to Cohen & Company, LLC. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $750,000 of such loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of June 30, 2020, there was $350,000 outstanding under the Note.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Advisory and Consulting Agreements

On June 10, 2020, the Company entered into an agreement with a service provider, pursuant to which the service provider will serve as the placement agent for the Company in connection with a proposed private placement (the “Transaction”) of the Company’s equity or equity-linked securities (the “Securities”). The Company agreed to pay the service provider a cash fee equal to 4% of the gross proceeds of the total Securities sold in the Transaction less than or equal to $100 million and 5% of the gross proceeds of the total Securities sold in the Transaction greater than $100 million. The fee will not be payable in the event the Company does not consummate the Transaction. As of June 30, 2020, no amounts were incurred under this agreement.

On June 10, 2020, the Company entered into an agreement with the same service provider, pursuant to which the service provider will provide the Company with capital markets advisory services for a potential Business Combination. The Company agreed to pay the service provider (i) all reasonable travel and other expense incurred in performing its services and (ii) any expenses relating to due diligence. As of June 30, 2020, no amounts were incurred under this agreement.

On June 11, 2020, the Company entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and investment banking services in connection with the Company’s potential Business Combination. The Company agreed to pay the service provider a fee of $1,600,000 if the Company consummates a Business Combination. In the event a Business Combination is consummated, the Company, at its sole discretion, may pay a discretionary fee of up to $400,000 to the service provider. The fee will not be payable in the event the Company does not consummate a Business Combination. As of June 30, 2020, no amounts were incurred under this agreement.

On June 22, 2020, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with financial advisory support for a potential Business Combination. The Company agreed to pay the service provider a fee of $25,000 per month, for total fees of $75,000. In addition, the Company agreed to pay the service provider a minimum fee of $600,000 and up to a maximum fee of $1,200,000, if the Company consummates a Business Combination. The fee will not be payable in the event the Company does not consummate a Business Combination. As of June 30, 2020, no amounts were incurred under this agreement.

INSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Merger Agreement

On June 29, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Shift, providing for, among other things, and subject to the conditions therein, the combination of Shift and the Company pursuant to the proposed merger of Merger Sub with and into Shift with Shift continuing as the surviving entity (the “Merger”).

Pursuant to the Merger Agreement, the aggregate consideration (“Merger Consideration”) to be paid by the Company to the stockholders of Shift (the “Shift Stockholders”) in the Merger will consist of (i) 38,000,000 shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement, and (ii) 6,000,000 shares of the Company’s common stock (the “Additional Shares”) that will be deposited into an escrow account at the closing of the Merger (the “Closing”). If the reported closing sale price of the Company’s common stock does not exceed $12.00 per share for 20 out of any 30 consecutive trading days during the first 12 months following the Closing (the “First Threshold”), then 3,000,000 Additional Shares will be returned to the Company (and either placed into treasury or retired, in the discretion of the Company). If the First Threshold is reached, such Additional Shares will be released from escrow to the respective Shift Stockholders that are the holders thereof. If the reported closing sale price of the Company’s common stock does not exceed $15.00 per share for 20 out of any 30 consecutive trading days during the first 30 months following the Closing (the “Second Threshold”), then fifty percent (50%) of the Additional Shares will be returned to the Company (and either placed into treasury or retired, in the discretion of the Company). If the Second Threshold is reached, such Additional Shares will be released from escrow to the respective Shift Stockholders that are the holders thereof. The Shift Stockholders are entitled to vote all of the Additional Shares while they are held in escrow.

The Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,781,753 and 1,633,440 shares of Class A common stock issued and outstanding, excluding 13,708,247 and 13,856,560 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At June 30, 2020 and December 31, 2019, there were 5,163,333 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

NOTE 8. FAIR VALUE MEASUREMENTS

At June 30, 2020 assets held in the Trust Account were comprised of $153,688,850 in money market funds which are invested in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$153,688,850

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

At December 31, 2019, assets held in the Trust Account were comprised of $188,884 in cash and $153,049,302 in U.S. Treasury securities.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2019 were as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2019	U.S. Treasury Securities (Matured on 3/26/2020)	$153,049,302	$109,674	$153,158,976

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

Recent Developments

We intend to hold a meeting of stockholders on September 10, 2020 in order to provide stockholders with the ability to vote to extend the deadline to complete a Business Combination from September 22, 2020 to November 3, 2020. There is no assurance that our stockholders will vote to approve the extension of time with which we have to complete a Business Combination. If we do not obtain stockholder approval, we would wind up our affairs and liquidate.

On June 29, 2020, we entered into the Merger Agreement among the Company, Merger Sub, and Shift, providing for, among other things, and subject to the conditions therein, the combination of Shift and the Company pursuant to the proposed merger of Merger Sub with and into Shift with Shift continuing as the surviving entity (the “Merger”).

Pursuant to the Merger Agreement, the Merger Consideration to be paid to the Shift Stockholders in the Merger will consist of (i) 38,000,000 shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement, and (ii) 6,000,000 shares of the Company’s common stock (the “Additional Shares”) that will be deposited into an escrow account at the closing of the Merger (the “Closing”). If the reported closing sale price of the Company’s common stock does not exceed $12.00 per share for 20 out of any 30 consecutive trading days during the first 12 months following the Closing (the “First Threshold”), then 3,000,000 Additional Shares will be returned to the Company (and either placed into treasury or retired, in the discretion of the Company). If the First Threshold is reached, such Additional Shares will be released from escrow to the respective Shift Stockholders that are the holders thereof. If the reported closing sale price of the Company’s common stock does not exceed $15.00 per share for 20 out of any 30 consecutive trading days during the first 30 months following the Closing (the “Second Threshold”), then fifty percent (50%) of the Additional Shares will be returned to the Company (and either placed into treasury or retired, in the discretion of the Company). If the Second Threshold is reached, such Additional Shares will be released from escrow to the respective Shift Stockholders that are the holders thereof. The Shift Stockholders are entitled to vote all of the Additional Shares while they are held in escrow.

The Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have not generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination and the proposed acquisition of Shift. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $1,341,552, which consisted of operating costs of $1,381,372, offset by interest income on marketable securities held in the Trust Account of $38,310 and an income tax benefit of $1,510.

For the six months ended June 30, 2020, we had a net loss of $1,510,534, which consisted of operating costs of $1,723,804 and a provision for income taxes of $132,244, offset by interest income on marketable securities held in the Trust Account of $705,514.

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

For the six months ended June 30, 2020, cash used in operating activities was $703,243, which was comprised of our net loss of $1,150,534, interest earned on marketable securities held in the Trust Account of $705,514 and changes in operating assets and liabilities, which provided $1,152,805 of cash for operating activities.

For the six months ended June 30, 2019, cash used in operating activities was $355,910, which was comprised of our net income of $475,547, interest earned on marketable securities held in the Trust Account of $957,721 and changes in operating assets and liabilities, which provided $126,264 of cash for operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $153,688,850 (including approximately $3,039,000 of interest income) consisting of U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $259,950 of interest income from the Trust Account, of which $254,850 was withdrawn during the six months ended June 30, 2020, to pay our tax obligations.

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

At June 30, 2020, we had cash of $308,331 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, production facilities or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital requirements or finance transaction costs in connection with a Business Combination, our Sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $750,000, and may, but is not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Placemen Warrants, at a price of $1.00 per warrant at the option of the lender. On May 21, 2020, we issued a $750,000 unsecured promissory note (the “Note”) to an affiliate of the Sponsor. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $750,000 of such loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 10, 2020, we entered into an agreement with a service provider, pursuant to which the service provider will serve as the placement agent for us in connection with a proposed private placement (the “Transaction”) of our equity or equity-linked securities (the “Securities”). We agreed to pay the service provider a cash fee equal to 4% of the gross proceeds of the total Securities sold in the Transaction less than or equal to $100 million and 5% of the gross proceeds of the total Securities sold in the Transaction greater than $100 million. The fee will not be payable in the event we do not consummate the Transaction.

On June 10, 2020, we entered into an agreement with the same service provider, pursuant to which the service provider will provide us with capital markets advisory services for a potential Business Combination. We agreed to pay the service provider (i) all reasonable travel and other expense incurred in performing its services and (ii) any expenses relating to due diligence.

On June 11, 2020, we entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and investment banking services in connection with our potential Business Combination. We agreed to pay the service provider a fee of $1,600,000 if we consummate a Business Combination. In the event a Business Combination is consummated, we, at our sole discretion, may pay a discretionary fee of up to $400,000 to the service provider. The fee will not be payable in the event we do not consummate a Business Combination.

On June 22, 2020, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with financial advisory support for a potential Business Combination. We agreed to pay the service provider a fee of $25,000 per month, for total fees of $75,000. In addition, we agreed to pay the service provider a minimum fee of $600,000 and up to a maximum fee of $1,200,000, if we consummate a Business Combination. The fee will not be payable in the event we do not consummate a Business Combination.

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

Recent Accounting Standards

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms..

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated June 29, 2020, by and among Insurance Acquisition Corp., IAC Merger Sub Inc. and Shift Technologies, Inc.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2020.
*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE ACQUISITION CORP.

Date: August 13, 2020		/s/ John M. Butler
	Name:	John M. Butler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020		/s/ Paul Vernhes
	Name:	Paul Vernhes
	Title:	Chief Financial Officer
(Principal Financial Officer)