Form 10-Q
period 2020-09-30
SHIFT TECHNOLOGIES, INC.
filed 2020-11-16
CIK 1762322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38744

Shift Technologies Inc..
(Exact name of registrant as specified in its charter)

Delaware	82-5325852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 16th Street, Suite 316, San Francisco, CA
(Address of Principal Executive Offices, including zip code)

(855) 575-6739
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SFT	Nasdaq Capital Market
Warrants to purchase one share of Class A common stock	SFTTW	Nasdaq Capital Market

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 12, 2020, there were 82,106,969 shares of Class A common stock, $0.0001 par value, issued and outstanding.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$128,961	$406,724
Prepaid expenses and other current assets	36,461	73,934
Prepaid income taxes	72,829	—
Total Current Assets	238,251	480,658

Deferred financing cost	250,000	—
Cash and marketable securities held in Trust Account	152,966,309	153,238,186
Total Assets	$153,454,560	$153,718,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,623,570	$214,787
Income taxes payable	—	497,388
Convertible promissory note – related party	650,000	—
Total Current Liabilities	3,273.570	712,175

Deferred underwriting fee payable	6,419,000	6,419,000
Total Liabilities	9,692,570	7,131,175

Commitments

Common stock subject to possible redemption, 13,663,591 and 13,856,560 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	138,761,984	141,587,667

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,826,409 and 1,633,440 shares issued and outstanding (excluding 13,663,591 and 13,856,560 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	183	163
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,163,333 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	516	516
Additional paid-in capital	6,500,833	3,675,170
(Accumulated deficit)/Retained earnings	(1,501,526)	1,324,153
Total Stockholders’ Equity	5,000,006	5,000,002
Total Liabilities and Stockholders’ Equity	$153,454,560	$153,718,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses	$1,691,465	$221,338	$3,415,269	$521,424
Loss from operations	(1,691,465)	(221,338)	(3,415,269)	(521,424)

Other income:
Interest earned on marketable securities held in Trust Account	3,859	938,940	709,373	1,896,661

(Loss) income before income taxes	(1,687,606)	717,602	(2,705,896)	1,375,237
Benefit (provision) for income taxes	12,461	(187,580)	(119,783)	(369,668)
Net (loss) income	(1,675,145)	530,022	(2,825,679)	1,005,569

Weighted average shares outstanding of Class A redeemable common stock	15,065,000	15,065,000	15,065,000	15,065,000
Basic and diluted net income per share, Class A	$0.00	$0.05	$0.03	$0.09

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,588,333	5,588,333	5,588,333	5,462,872
Basic and diluted net loss per share, Class A and Class B	$(0.30)	$(0.03)	$(0.59)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,633,440	$163	5,163,333	$516	$3,675,170	$1,324,153	$5,000,002

Change in value of common stock subject to possible redemption	23,036	3	—	—	(191,019)	—	(191,016)

Net income	—	—	—	—	—	191,018	191,018
Balance – March 31, 2020	1,656,476	166	5,163,333	516	3,484,151	1,515,171	5,000,004

Change in value of common stock subject to possible redemption	125,277	12	—	—	1,341,542	—	1,341,554

Net loss	—	—	—	—	—	(1,341,552)	(1,341,552)
Balance – June 30, 2020	1,781,753	178	5,163,333	516	4,825,693	173,619	5,000,006

Change in value of common stock subject to possible redemption	44,656	5	—	—	1,675,140	—	1,675,145

Net loss	—	—	—	—	—	(1,675,145)	(1,675,145)
Balance – September 30, 2020	1,826,409	$183	5,163,333	$516	$6,500,833	$(1,501,526)	$5,000,006

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	5,163,333	$516	$24,484	$(1,669)	$23,331

Sale of 15,065,000 Units, net of underwriting discount and offering expenses	15,065,000	1,507	—	—	140,987,009	—	140,988,516

Sale of 425,000 Placement Units	425,000	42	—	—	4,249,958	—	4,250,000

Common stock subject to possible redemption	(14,015,901)	(1,402)	—	—	(140,257,210)	—	(140,258,612)

Net loss	—	—	—	—	—	(3,233)	(3,233)
Balance – March 31, 2019	1,474,099	147	5,163,333	516	5,004,241	(4,902)	5,000,002

Change in value of common stock subject to possible redemption	56,139	6	—	—	(478,784)	—	(478,778)

Net income	—	—	—	—	—	478,780	478,780
Balance – June 30, 2019	1,530,238	153	5,163,333	516	4,525,457	473,878	5,000,004

Change in value of common stock subject to possible redemption	54,093	5	—	—	(530,024)	—	(530,019)

Net income	—	—	—	—	—	530,022	530,022
Balance – September 30, 2019	1,584,331	$158	5,163,333	$516	$3,995,433	$1,003,900	$5,000,007

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(2,825,679)	$1,005,569
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(709,373)	(1,896,661)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,356)	(118,157)
Accounts payable and accrued expenses	2,158,783	170,148
Income taxes payable	(497,388)	366,068
Net cash used in operating activities	(1,909,013)	(473,033)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(150,650,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	981,250	3,600
Net cash provided by (used in) investing activities	981,250	(150,646,400)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	148,030,000
Proceeds from sale of Placement Units	—	4,250,000
Advance from related party	—	64,231
Repayment of advances from related party	—	(65,535)
Proceeds from convertible promissory note – related party	650,000	—
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	—	(622,484)
Net cash provided by financing activities	650,000	151,656,212

Net Change in Cash	(277,763)	536,779
Cash – Beginning of period	406,724	25,000
Cash – End of period	$128,961	$561,779

Supplemental cash flow information
Cash paid for income taxes	$690,000	$3,600

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$140,260,560
Change in value of common stock subject to possible redemption	$(2,825,683)	$1,006,849
Deferred underwriting fee payable	$—	$6,419,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shift Technologies, Inc., formerly known as Insurance Acquisition Corp. (the “Company”), is a former blank check company incorporated in Delaware on March 13, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more operating businesses or assets.

Business Combination

On October 13, 2020 (the “Closing Date”), the Company consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 29, 2020, by and among the Company, IAC Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of August 19, 2020. The Merger Agreement provided for the acquisition of Shift by the Company pursuant to the merger of Merger Sub with and into Shift (the “Merger”), with Shift continuing as the surviving entity. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” In connection with the closing of the Merger (the “Closing”), the registrant changed its name from Insurance Acquisition Corp. to Shift Technologies, Inc.

The aggregate consideration paid in the Business Combination consisted of (i) 38,000,000 shares of the Company’s common stock (the “Closing Date Merger Consideration”) and (ii) 6,000,000 shares of the Company’s common stock, which were deposited into an escrow account at Closing and will be released or returned pursuant to certain conditions (the “Additional Shares”),

Immediately following the Business Combination, there were 82,106,969 shares of the Company’s common stock outstanding, warrants to purchase 7,745,000 shares of the Company’s common stock and 2,370,206 options to purchase shares of the Company’s common stock.

In connection with the Business Combination, pursuant to subscription agreements dated June 29, 2020 (the “PIPE Subscription Agreements”) by and between the Company and the investors party thereto (the “PIPE Investors”), with respect to a private placement of Class A common stock, the Company issued and sold to the PIPE Investors 18,900,000 shares of Class A common stock at a price per share of $10.00 (the “PIPE Investment”). The PIPE Investment was conditioned on the substantially concurrent closing of the Business Combination and other customary closing conditions. The proceeds from the PIPE Investment will be used, among other things, for general corporate purposes, which may include, but not be limited to, working capital for operations, repayment of indebtedness, capital expenditures and future acquisitions

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s only subsidiary was IAC Merger Sub, Inc.

All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and consummating the acquisition of Shift.

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

Following the closing of the Initial Public Offering on March 22, 2019, an amount of $150,650,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (“Trust Account”), which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by September 22, 2020 (the “Combination Period”); or (iii) the distribution of the Trust Account.

Transaction costs amounted to $9,661,484, consisting of $2,620,000 of underwriting fees, $6,419,000 of deferred underwriting fees and $622,484 of other offering costs.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On March 22, 2019, pursuant to the Initial Public Offering, the Company sold 15,065,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,965,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

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

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Founder Shares automatically converted into common stock upon the consummation of the Business Combination on a one-for-one basis.

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

Promissory Note – Related Party

The Company issued a $500,000 promissory note (the “Promissory Note”) to an affiliate of the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on March 22, 2019.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended September 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred and paid $90,000 and 65,000 in fees for these services, respectively. The Company ceased paying these monthly fees upon the Closing.

Consulting Arrangements

In January 2019, the Company entered into consulting arrangements with three individuals affiliated with Cohen & Company, LLC for advisory services to be provided to the Company. These arrangements provide for aggregate monthly fees of approximately $23,000. For the three and nine months ended September 30, 2020, the Company incurred $54,167 and $191,667, respectively, in such fees. For the three and nine months ended September 30, 2019, the Company incurred $61,875 and $185,625, respectively, in such fees. At September 30, 2020 and December 31, 2019, $12,917 and $5,208 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

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

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On May 21, 2020, the Company issued a $750,000 unsecured promissory note (the “Note”) to Cohen & Company, LLC. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $750,000 of such loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of September 30, 2020, there was $650,000 outstanding under the Note.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $2,620,000. In addition, the underwriters’ were entitled to a deferred fee of $6,419,000. The deferred fee was paid in cash upon the closing of the Merger from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Advisory and Consulting Agreements

On June 10, 2020, the Company entered into an agreement with a service provider, pursuant to which the service provider will serve as the placement agent for the Company in connection with a proposed private placement (the “Transaction”) of the Company’s equity or equity-linked securities (the “Securities”). The Company agreed to pay the service provider a cash fee equal to 4% of the gross proceeds of the total Securities sold in the Transaction less than or equal to $100 million and 5% of the gross proceeds of the total Securities sold in the Transaction greater than $100 million. The fee will not be payable in the event the Company does not consummate the Transaction. As of September 30, 2020, no amounts were incurred under this agreement.

On June 10, 2020, the Company entered into an agreement with the same service provider, pursuant to which the service provider will provide the Company with capital markets advisory services for a potential Business Combination. The Company agreed to pay the service provider (i) all reasonable travel and other expense incurred in performing its services and (ii) any expenses relating to due diligence. As of September 30, 2020, no amounts were incurred under this agreement.

On June 11, 2020, the Company entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to render certain financial advisory and investment banking services in connection with the Company’s potential Business Combination. The Company agreed to pay the service provider a fee of $1,600,000 if the Company consummates a Business Combination. In the event a Business Combination is consummated, the Company, at its sole discretion, may pay a discretionary fee of up to $400,000 to the service provider. The fee will not be payable in the event the Company does not consummate a Business Combination. As of September 30, 2020, no amounts were incurred under this agreement.

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On June 22, 2020, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with financial advisory support for a potential Business Combination. The Company agreed to pay the service provider a fee of $25,000 per month, for total fees of $75,000. In addition, the Company agreed to pay the service provider a minimum fee of $600,000 and up to a maximum fee of $1,200,000, if the Company consummates a Business Combination. The fee will not be payable in the event the Company does not consummate a Business Combination. As of September 30, 2020, there were $75,000 incurred under this agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — As of September 30, 2020, the Company was authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,826,409 and 1,633,440 shares of Class A common stock issued and outstanding, excluding 13,663,591 and 13,856,560 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — As of September 30, 2020, the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2020 and December 31, 2019, there were 5,163,333 shares of Class B common stock issued and outstanding. Each outstanding share of Class B common stock was automatically converted into one share of Class A common stock immediately prior to the consummation of the Merger, and following the conversion, the authorized shares of Class B common stock were reduced to zero.

Holders of Class B common stock were entitled to vote on the election of directors prior to the consummation of a Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on November 12, 2020. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 8. FAIR VALUE MEASUREMENTS

At September 30, 2020 assets held in the Trust Account were comprised of $152,966,309 in money market funds which are invested in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$152,966,309

SHIFT TECHNOLOGIES, INC.

(successor to Insurance Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

On October 13, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses.

NOTE 9. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Business Combination on October 13, 2020. Upon consummation of the Business Combination, the Company’s authorized shares of stock increased to 511,000,000 shares, consisting of (a) 510,000,000 shares of common stock including (i) 500,000,000 shares of Class A common stock and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock. In addition, each outstanding share of Class B common stock was automatically converted into one share of Class A common stock immediately prior to the consummation of the Merger, and following the conversion, the authorized shares of Class B common stock were reduced to zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company incorporated on March 13, 2018 under the name Insurance Acquisition Corp. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on March 22, 2019 and completed the Business Combination (as defined below) on October 13, 2020.

Recent Developments

On October 13, 2020 (the “Closing Date”), the Company consummated the Merger Agreement, by and among the Company, Merger Sub and Shift, as amended. The Merger Agreement provided for the acquisition of Shift by the Company pursuant to the merger of Merger Sub with and into Shift (the “Merger”), with Shift continuing as the surviving entity. In connection with the closing of the Merger (the “Closing”), the registrant changed its name from Insurance Acquisition Corp. to Shift Technologies, Inc.

Results of Operations

Our entire activity from inception up to March 22, 2019 was in preparation for our Initial Public Offering. From the consummation of our Initial Public Offering through September 30, 2020, our activity was been limited to the evaluation of business combination candidates and consummating the acquisition of Shift.

For the three months ended September 30, 2020, we had a net loss of $1,675,145, which consisted of operating costs of $1,691,465, offset by interest income on marketable securities held in the Trust Account of $3,859 and an income tax benefit of $12,461.

For the nine months ended September 30, 2020, we had a net loss of $2,825,679, which consisted of operating costs of $3,415,269 and a provision for income taxes of $119,783, offset by interest income on marketable securities held in the Trust Account of $709,373.

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

Liquidity and Capital Resources

As of September 30, 2020, we had marketable securities held in the Trust Account of $152,966,309 (including approximately $2,316,000 of interest income) consisting of U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $986,350 of interest income from the Trust Account, of which $981,250 was withdrawn during the nine months ended September 30, 2020, to pay our tax obligations.

For the nine months ended September 30, 2020, cash used in operating activities was $1,909,013, which was comprised of our net loss of $2,825,679, interest earned on marketable securities held in the Trust Account of $709,373 and changes in operating assets and liabilities, which provided $1,626,039 of cash for operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $473,033, which was comprised of our net income of $1,005,569, interest earned on marketable securities held in the Trust Account of $1,896,661 and changes in operating assets and liabilities, which provided $418,059 of cash for operating activities.

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us to pay taxes and deferred underwriting commissions) to consummate our Business Combination in October 2020. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business, make other acquisitions and pursue our growth strategies. Following the Business Combination, the Company believes it has sufficient liquidity to meet funding requirements for the next twelve months.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on March 19, 2019 and continued to incur these fees monthly until the completion of the Business Combination.

In addition, we agreed to pay the underwriters a deferred fee of $6,419,000. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

On June 10, 2020, we entered into an agreement with the same service provider, pursuant to which the service provider agreed to provide us with capital markets advisory services for a potential Business Combination. We agreed to pay the service provider (i) all reasonable travel and other expense incurred in performing its services and (ii) any expenses relating to due diligence.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock that was subject to possible redemption prior to the Business Combination in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms..

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in (i) our Annual Report on Form 10-K filed with the SEC on March 25, 2020, (ii) our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, initially filed with the SEC on July 17, 2019 and as amended through October 8, 2020, or (iii) our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated June 29, 2020, by and among Insurance Acquisition Corp., IAC Merger Sub Inc. and Shift Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 29, 2020 (File No. 001-38839)).
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIFT TECHNOLOGIES, INC.

Date: November 16, 2020		/s/ Cindy Hanford
	Name:	Cindy Hanford
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)