Form 10-K
period 2020-12-31
SHIFT TECHNOLOGIES, INC.
filed 2021-03-19
CIK 1762322

As filed with the Securities and Exchange Commission on March 18, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38839

Shift Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5325852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2525 16th Street, Suite 316 San Francisco, California 94103-4234 (Address of principal executive offices)

Registrant's telephone number, including area code: (855) 575-6739
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SFT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $195,242,400.

As of March 16, 2021 the registrant had 84,088,337 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

Shift Technologies, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall”, the negative of any of these and any similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Some factors that could cause actual results to differ include, but are not limited to:

•the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, and the ability of the Company to grow and manage growth profitably;

•our ability to sustain our current rate of growth;

•our ability to establish our software as a platform to be used by automotive dealers;

•risks relating to our inspection and reconditioning hubs;

•impacts of COVID-19 and other pandemics;

•our reliance on third-party carriers for transportation:

•cyber-attacks or other privacy or data security incidents;

•our reliance on third-party service providers to provide financing;

•changes in the prices of new and used vehicles;

•access to desirable vehicle inventory;

•changes in applicable laws and regulations;
•our ability to timely obtain state dealer and finance licenses necessary for us to transact business in new states we plan to enter;

•access to additional debt and equity capital;

•changes in technology and consumer acceptance of such changes;

•our reliance on internet search engines, vehicle listing sites and social networking sites to help drive traffic to its website;

•any restrictions on the sending of emails or messages or an inability to timely deliver such communications;

•seasonal and other fluctuations in our quarterly results of operations;

•competition in the markets in which we operate;

•changes in the auto industry and conditions affecting automotive manufacturers;

•natural disasters, adverse weather events and other catastrophic events;

•our dependence on key personnel;

•our reliance on third-party technology and information systems;

•our ability to remediate the material weakness in our internal controls; and

•other economic, business and/or competitive factors, risks and uncertainties, including those described in “Item 1A. Risk Factors.”

We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.
ITEM 1. BUSINESS

Overview

We are a leading end-to-end auto ecommerce platform (based on volume) transforming the used car industry with a technology-driven, hassle-free customer experience. Our mission is to make car purchase and ownership simple — to make buying or selling a used car fun, fair, and accessible to everyone. We provide comprehensive, digital solutions throughout the car ownership lifecycle: finding the right car, having a test drive brought to you before buying the car, a seamless digitally-driven purchase transaction including financing and vehicle protection products, an efficient, digital trade-in/sale transaction, and a vision to provide high-value support services during car ownership. Each of these steps is powered by our software solutions, mobile transactions platform, and scalable logistics, combined with our six centralized inspection, reconditioning & storage centers, called Hubs.

We demystify the auto purchase experience in an industry known for high-pressure sales tactics that place the customer at a disadvantage. The traditional car buying experience is ripe for our brand of disruption: a recent survey by Gallup indicated that only 9% of consumers trust car salespeople and according to the DealerSocket Independent Dealership Action Report released in 2016, 81% are generally dissatisfied with the car buying process. The peer-to-peer market for automotive sales is even less transparent and is associated with many unknown factors that leave buyers and sellers uneasy. We use technology to eliminate guesswork and hassle and provides a more efficient, more reliable, more convenient and more trusted alternative.

Our vision is to provide a comprehensive experience for car owners, driven by technology at every step of the consumer lifecycle. Our continued investments in our research and discovery functionality create a platform that draws customers to engage with our website and provide a seamless search experience. Consumers may elect to purchase a vehicle online, through an at-home test drive, or during a test drive at one of our reconditioning and storage Hubs. During the purchasing process, our customers access a full suite of online financing options, vehicle service contracts, and other value add products to support the ownership experience. Over time, we will expand our machine learning-enabled recommendation engine to help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a 70 Net Promoter Score (“NPS”), an order of magnitude higher score than traditional auto retailers. These positive experiences allow us to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. We expect that by continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle (for example, vehicle maintenance plans), we will continue to establish a long-term customer base that will return for future transactions.

Launched in 20141, we currently operate six West Coast Hubs capable of reaching over 85%2 of the California population and a large portion of the populations of Oregon and Washington. Our established Hubs have been successful in San Francisco, Los Angeles and Orange County, San Diego, Sacramento, and Portland, and we have recently expanded to Seattle3 in October 2020. We launched select inventory acquisitions in Austin, San Antonio, Dallas and Fort Worth, Texas in November 2020, and plan to expand to additional metropolitan areas. Each region is supported by one Hub location that acts as the central point for reconditioning and vehicle storage that also accommodates customers who prefer to browse inventory onsite. By targeting urban, densely populated markets, we have used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow our market penetration. With current operations out of six West Coast Hubs, which together account for only 14%2 of the U.S. population, we have significant runway for continued expansion.

Our differentiated strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that we have the right car for buyers regardless of interest, need, budget, or credit. We are the only online dealer to offer a fully omni-channel fulfillment model, led by our patented system for managing on-demand test drives brought to customers at their preferred location, such as their home. There are three ways to purchase a car from us:

•On-demand test drive: We conveniently bring any car to the customer’s desired location within our service area for a no-obligation, contactless test drive, usually at their home or work. If the customer chooses to purchase the vehicle, a Shift concierge staff can process the transaction on-the-spot via a mobile app.

•Buy online: Customers can buy a car sight-unseen without a test drive and have it delivered to their home quickly with the same seven-day return policy as is offered on cars bought in person.

•Hub test drive: Customers may come to one of our hub locations to see and test drive multiple cars. When they arrive, customers can scan a QR code on each car to immediately view all relevant details, including ownership & service history, inspection reports, vehicle history reports, and most importantly, dynamic pricing and market price comparisons. This immediate access to all relevant information — without having to rely on a salesman — puts customers in control.
___________________________________________
1Incorporated December 9, 2013 in the state of Delaware
2Includes metropolitan statistical area (MSA’s) within 60 miles of Shift reconditioning facilities in San Francisco, Los Angeles, San Diego, Sacramento, Portland, and Seattle.
3As of December 31, 2020, the Seattle Hub was active for vehicle storage and sales but had not yet commenced vehicle reconditioning operations.

Regardless of the approach chosen by the customer, they will be supported by friendly Shift Concierge and Advisor team members. For all buyers, we offer a full suite of options to consumers to finance and protect their vehicle through the only mobile point-of-sale solution on the market. Through our platform, we connect customers to various lending partners for a completely digital end-to-end process for financing and service products. A customer can also complete a short online prequalification form and immediately see a filtered view of cars that meet their budget based on the financing options for which they are likely to be able to qualify. Customers can also get approved for financing before they even test drive a car, making it much more likely that the customer will purchase a car from us.

We focus on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, low fulfillment costs, and centralized software. In 2020, we sourced 88% of our inventory from consumer-sellers and partners driving industry-leading margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides us access to a deeper pool of scarce, highly desirable inventory.

Sellers are able to go to shift.com, submit information on their car, and get a quote instantly. We use a proprietary algorithm for pricing that utilizes current information about market conditions, demand and supply, and car option data, among other factors. Using proprietary pricing and Shift-built mobile diagnostic tools, we provide an immediate quote for a customer’s trade-in vehicle, and will schedule an on-demand evaluation at the customer’s location by a member of the Shift concierge staff. We provide selling customers with information on market rates and, when a customer is ready to sell their car, we can digitally initiate e-contracting and an ACH transfer and conveniently take the car on the seller’s behalf so the seller doesn’t even have to leave his or her home to sell their car.

All of the cars we sell undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our six regional reconditioning Hub facilities to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. Reconditioning standards are segmented into branded quality tiers of: Shift Certified for newer, lower-mileage vehicles and Shift Value for lower-cost, older or higher mileage vehicles to optimize the level of aesthetic finish for what customers care about most.

The Company currently is organized into two reportable segments: Retail and Wholesale. The Retail segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicles sales such as vehicle service contracts, guaranteed asset protection waiver coverage, prepaid maintenance plans, and appearance protection plans. The Wholesale segment represents sales of used vehicles through wholesale auctions or directly to a wholesaler (“DTW”).
Technology Platform

We provide a superior consumer experience that breaks with traditional auto retail and is powered by technology throughout. By using technology, we can enable a Shift Concierge with limited exposure to the used auto market to perform as well as or better than used auto professionals with decades of experience at traditional retailers while creating a better customer experience. Machine learning helps to optimize customer conversion by helping the customer find the right vehicle at the right price with the right financing and service options. With only basic information, we work to predict which cars will be most appealing and what financing options will be available for a customer. If a customer pre-qualifies for financing, conversion rates dramatically improve.

Approximately 97% of consumer auto purchases involve online research. These consumers have historically been forced to go offline to purchase a car because there are so few options for completing a car purchase online. Our technology allows a consumer to complete the car buying process that they begin by shopping online without having to set foot in a dealership. Our technology platform enables a fully mobile digital transaction experience:

•from at-home car searching
•to scheduling an on-demand test drive with the push of a button;
•to purchasing at home or at the preferred site of a test drive; and
•with the financing and services products expected from an industry-leading experience.

This provides a convenient, no-haggle, and streamlined transaction that customers enjoy and trust.

Likewise, the Shift technology platform for selling a car provides a seamless consumer experience. Customers go online, enter in information about their car, and get an instant online quote. The machine learning-driven acquisition engine predicts the price we will pay for the vehicle, the price at which we can resell the vehicle, the level of reconditioning required to determine impact on margin and operations, and the likelihood that consumers will purchase ancillary products in connection with the sale of the vehicle. Upon completion, a member of the Shift concierge staff comes to the customer’s house, conducts a transaction in person, including an electronic transfer of the funds paid to the seller of the car, and then takes away the vehicle.

Our operations are fully powered by technology throughout all stages of the selling and buying processes. A proprietary app empowers Shift concierges to conduct evaluations, accept payment, and execute transactions onsite and in real time electronically. The Shift app empowers mechanics by displaying a step-by-step guide for inspection and reconditioning, while tracking this data in a cloud database for real-time analytics and decision engine processing to provide optimized reconditioning standards.

Our technology suite is critical to our scalability as it allows us to accelerate employee development and decreases required training time, while providing a communication channel to interact with the customer and also providing a responsive and enjoyable customer experience. It is also the first mobile point of sale for the used car marketplace and it allows a customer to complete real-time applications for loan and service contracts, and as a result, receive the instant results needed to complete e-contracting and transfer payment.

Industry and Market Opportunity

The U.S. used automotive market is massive, fragmented, and ripe for disruption as consumers remain dissatisfied with the traditional purchase experience and overall consumer preferences increasingly are shifting to online transactions.

•Massive market: According to the Edmunds Used Vehicle Report 2019, in 2019, the U.S. used automotive market generated $841 billion in sales from over 40 million vehicle purchases.

•Highly fragmented: Market share in the U.S. is extremely fragmented with the largest 100 dealer groups representing only 6% of used auto unit sales according to Automotive News. According to the Manheim 2018 Used Car Market Report & Outlook, the peer-to-peer market represents 50% of used auto sales.

U.S. Used Vehicle Unit Sales

•Ripe for disruption: The used car buying process suffers from poor overall consumer experience — highlighted by low NPS4 scores throughout the used auto retail industry — which is attributable to opaque pricing, high pressure sales tactics, inventory of questionable and widely varying quality, and a generally arduous and lengthy sales process. Additionally, brick-and-mortar retailers are plagued by elevated overhead costs and capital expenditures that must be passed on to the customer. The peer-to-peer market has even greater challenges for consumers including lack of transparency including the possibility of fraud, logistical challenges, limited or no ability to test drive or return vehicles, lack of financing or warranty options, and perception of dishonesty and aggressive tactics in the sales process.

_____________________________________________
4Customer Guru: Auto Retailer NPS of 7 calculated as average NPS of Rush Enterprises, Lithia Motors, Avis, Budget Group, Sonic Automotive, Asbury Automotive Group, Penske Automotive Group, and AutoNation.

•Limited ecommerce penetration: The used automotive market remains among the least penetrated ecommerce markets in the U.S. with the three largest players (us, Carvana, and Vroom) capturing less than 1% of all sales in 2019 according to the 2019 Automotive Ecommerce Report from Digital Commerce 360. There is significant opportunity for increased penetration as that report noted 49% of consumers reported a willingness to purchase a vehicle online.

U.S. ecommerce Penetration % by Industry5

•COVID-19 pandemic: Although the ultimate impacts of COVID-19 remain uncertain and consumer demand for autos may be impacted in a recessionary environment, a recent survey published by Capgemini found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic is accelerating trends of online shopping more broadly as consumers seek to avoid physical retail locations.

We are focused on the largest segment of the used car market, which comprises inventory between 3 and 10 years of age — a category that makes up approximately 84% of all used vehicle transactions based on a 2019 NIADA report. Our average sale price is approximately $16,000, which is representative of the fact that a large number of our vehicle sales occur at a price point of under $20,000, reflecting our focus on the largest portion of the used auto market. For 2019 and 2020, 83% and 83%, respectively, of our vehicle sales were for a list price of less than $20,000. By comparison, automotive sales of less than $20,000 comprise 57% of all sales for franchise dealers6 and 99% of all sales for independent dealers7. We believe this makes us well positioned to take market share from legacy auto retailers as its inventory is most heavily concentrated in the deepest pool of demand in the used auto market. In mid-2019, to address a perceived need in the lower price point market, we classified our inventory into two categories, Shift Value and Shift Certified. Shift Value inventory is made up of cars that are over 8 years old or have more than 80,000 miles. Shift Certified inventory consists of vehicles less than 8 years old with less than 80,000 miles. While all vehicles are subjected to the same 150+ point inspection and our high mechanical and safety standards, this segmentation allows us to focus sales and marketing strategies, as well as optimize cosmetic reconditioning costs, for cars with a lower overall purchase price. Consumers seeking Shift Value vehicles are generally less concerned with cosmetic deficiencies; therefore, we have focused our reconditioning on these vehicles to safety and longevity issues, passing on savings to customers while also increasing profitability. This strategy allows us to effectively sell selected older and higher-mileage inventory.

Used Car Industry Sales by Age of Car	Used Car Industry Listings by Price

__________________________________________
5Based on a 2018 survey by UBS Evidence Lab
6Franchise dealers based on representative set of 1.5 million listings from Vast.com
7Independent dealers based on 9,200 confirmed dealer survey responses within InfoGroup data from NIADA

Providing test drives is critical to optimizing customer conversion for Shift Value cars which customers typically prefer to test drive as compared to newer vehicles where it is less critical. In-house reconditioning provides better control of timing and greater efficiency, especially amongst Shift Value vehicles, and provides the ability to customize standards by distinct categories. Test drive-led omni-channel sales allow customers to experience the individual used car prior to purchase, which can be particularly important to customers for older used vehicles. Customer service is led by Shift Concierges that focus on providing an enjoyable experience as well as a centralized, inside Shift Advisor team powered by data to identify customer propensity to purchase and tailor the customer experience. Combined with unique customer-sourced inventory acquired through proprietary software, this creates a compelling business model that is designed to scale efficiently and difficult to replicate.
As the U.S. used automotive market follows other industries in moving consumer transactions online and away from traditional brick-and-mortar retail, mobile ecommerce represents an even higher growth opportunity than broader ecommerce. Consumer preferences increasingly demand the convenience of on-demand and at-home personalized experiences. These tailwinds present a compelling opportunity as we provide a test drive-led omni-channel platform and an end-to-end mobile-first ecommerce experience that leverages data to predict preferences and suggest our deeper inventory of scarce consumer sourced vehicles, with such tailored service to consumers facilitated by our knowledgeable team of concierges.

We have a highly efficient capital-light business model that provides service to a much broader geographic area as compared to traditional retailers. We have a repeatable playbook for expansion to new urban markets. We have demonstrated the effectiveness of our new market entry process, led by our technology suite, which replicates across markets and brings on staff rapidly through the simplicity and effectiveness of our software tools.

We continue to drive penetration in existing markets and have captured over 4% of all used car sales in top zip codes of the San Francisco Area8. Expanding share in existing markets represents a massive opportunity for growth in itself and, coupled with new market expansion, poises us for significant revenue expansion.

We source the most desirable cars by acquiring unique and scarce inventory directly from consumers and from third-party partners.

•Consumers: We source the majority of our cars directly from consumers utilizing proprietary software, which predicts real-time market-based demand and establishes a profitable market clearing price for vehicles.

•Third-Party: Acquiring cars from consumer facing partners and fleet operators provides additional scarce inventory to efficiently supplement growth while maintaining high-quality inventory.

Competition

The used vehicle market in the United States is highly fragmented, with over 42,000 dealers nationwide as well as a large number of transactions occurring in the peer-to-peer market. Competitors in the used vehicle market include:

•traditional new and used car dealerships;
•the peer-to-peer market, utilizing sites such as Facebook, Craigslist, OfferUp, eBay Motors and Nextdoor;
•used car ecommerce businesses or online platforms, mainly Carvana and Vroom; and
•sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Hertz Car Sales and Enterprise Car Sales.

Our primary competitors, traditional brick-and-mortar used auto dealers, are operating under an outdated business model, which relies on a lack of transparency, high pressure sales tactics, limited inventory, and scarce physical locations to which the customer must travel. These drawbacks in the traditional retail model have allowed ecommerce competitors to rapidly gain share of the used car dealer market in recent years. Additionally, we are well-positioned to gain share from the peer-to-peer market given our focus on acquiring inventory from consumers rather than auctions.
__________________________________________
8Represents Shift total unit sales for ZIP codes in which Shift currently operates from San Francisco, South San Francisco, Daly City and Brisbane, divided by total used vehicle sales in the same area.

Our Competitive Strengths

•Purpose-built ecommerce platform: The Shift platform was built to be an end-to-end online auto solution for consumers who yearn for a differentiated, simple and efficient transaction. The streamlined nature of our business allows for scalability and efficiency in costs compared to our competitors in the auto retail industry, and technology creates a better overall experience for the consumer.

•Industry-leading technology: Our technology enhances the auto shopping experience while making the process fun and easy compared to the poorly rated experience of dealing with a brick-and-mortar dealer. Most customers begin their car search online and spend most of their car-shopping experience online. Therefore, we believe the best way to enhance the overall process is to provide a digitally driven omni-channel approach to not only begin, but seamlessly complete, the car-buying experience online.
•Unique customer-driven offerings: We are the only ecommerce used car platform that gives customers the option to test drive a vehicle before completing their purchase. By offering customers this ability either on-demand through the proprietary Shift app or via contactless test drive at one of our Hubs, we are able to cover more ground with fewer locations as compared to traditional competitors and offer a service that our ecommerce peers do not provide. Our test-drive strategy decreases our cost to penetrate a new market, while offering customers the benefit of driving before they buy.

•Broad Inventory Selection Including the Shift Value Segment and Test Drives: Our unique ecommerce-driven test-drive strategy allows us to offer inventory that includes a wide spectrum of ages and price, rather than focusing exclusively on newer and more expensive cars. Our vehicle acquisition technology also results in broader, more desirable inventory than would result from the traditional focus on the auction and OEM sourcing. We focus on vehicle models over four years old, with an average price point of approximately $16,000. We also have a differentiated “Shift Value” segment of vehicles which are over eight years old or have more than 80,000 miles. This category of inventory is highly desirable to a large market segment, and counter-cyclical, with demand increasing in poor economic conditions. Our inventory is thus diverse enough and better positioned to weather a down economy and shifting consumer preferences. We believe to be successful in the value segment, it is critical to own the reconditioning process and offer consumers a test drive option during the purchase process.

Our Strategy

•Increase Market Penetration by Creating a Customer-Centered Purchase Experience: Shift was born from a dissatisfaction with the traditional used car-buying experience, which can feel time-consuming, stressful, and dishonest. Our goal is to turn what is generally regarded as a burdensome necessity into a delightful experience. We achieve this by offering customers no-haggle pricing, and a “partner not push” buying experience. Customers may arrange for test drives managed by a Shift Concierge, not a traditional used car salesman; unlike many traditional used car dealers, we don’t employ pushy salespeople. In addition to performing a 150+ point inspection on all of our vehicles, we offer customers a seven-day, 200 mile return policy. As a result, our Net Promoter Score (a measure of customer satisfaction) of 70 is consistently higher than traditional auto retailers.

•Geographic Expansion: We operate six centralized inspection and reconditioning centers that service broad areas in our geographic footprint. Our technology and logistics network allow it to cover a broader area than traditional dealers, with an average radius of service from each Shift hub location of 60 miles for on-demand at home test drives, and an even wider radius for online purchases. We intend to continue to capitalize on the lower capital costs that this network makes available to expand to additional geographic areas, primarily targeting urban, densely populated markets

•Deliver Ownership Support Throughout the Entire Lifecycle and Capitalize on Ancillary Product Offering: We are building the capability to support the entire lifecycle of vehicle ownership, including service, maintenance and repair. We seek to become the single company consumers think of every time they want to do anything with a car — buy, sell, service or protect — to make car ownership simple.

•Leverage Scalable Proprietary Marketplace and Logistics Platform: Not only do we use our technology to buy, sell, and maintain the cars we sell through our own Hubs, but we have also built modular, scalable proprietary technology solutions for a logistics management and mobile transactions platform that can be leveraged by other car sellers including other dealers. Our vision is to evolve into a true platform marketplace that lists and fulfills third-party inventory, enabling traditional dealers to modernize through its platform and those who might otherwise build a traditional dealership channel to make use of the Shift platform instead. We envision enabling other dealers to do this through Shift ‘Virtual Hubs’ so customers can get the biggest selection and best experience, all under the Shift brand with the same trust and peace of mind. By becoming the online destination for consumers who want to buy or sell a car, we also plan to become the platform for dealers who want to transact with those consumers.

•Accelerate Growth Through Strategic M&A of Third-Party Inventory Sources & Development of Our Omni-Channel Platform: The market for used cars is highly fragmented. We intend to consider acquisitions that further our strategy of developing an omni-channel distribution platform, combining digital delivery and strategic retail presence.

Marketing

We believe our customer base is representative of the overall market for used cars as our vehicles cover the full spectrum of used car price points. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality-adjusted, market-based model budget. We direct marketing to both buyers and sellers, which is part of why we are able to acquire a majority of our inventory directly from customers. We believe our strong customer focus ensures customer loyalty which will drive both repeat purchases and referrals. In addition to our paid channels, we intend to attract new customers through enhancing our earned media and public relations efforts as well as via increased brand marketing spend.

•Buyer Marketing: We drive buyer traffic to the Shift platform with search engine optimization and paid digital advertising such as Google, Facebook, and third-party affiliate channels.

•Seller Marketing: Advertising to sellers through similar channels as buyers is part of what allows us to acquire a significant portion of inventory directly from customers, which we believe is a competitive advantage.

•Brand Marketing: Historically, we have not invested in brand marketing for the platform as we have focused on refining the product and optimizing unit economics. We believe spending on brand marketing beginning in the second half of 2020 will allow us to accelerate growth as consumers become increasingly aware of the Shift experience.

Service Providers

We utilize several third-party partners to finance purchases of our vehicles by customers who desire or need such financing. We also offer value-added products to our customers through third-party partners, including vehicle service contracts, GAP waiver protection and wheel and tire coverage. None of these third-party partners are individually significant to our operations.

Employees

As of March 16, 2021 we had approximately 824 employees. All of our employees are W-2 employees and none of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Seasonality

We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We have typically experienced higher revenue growth rates in the second and third quarters of the calendar year than in each of the first or fourth quarters of the calendar year (2019 was an exception to these quarterly trends, as our inventory position was highest entering 2019, which resulted in higher volume for the first quarter 2019). We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are an important source of car buyers’ down payments on used vehicle purchases. We believe that an effective brand marketing campaign will allow us to maintain sales growth through seasonality, however we recognize that in the future our revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, specifically the automotive retail industry.

Intellectual Property

The protection of our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property through patent, trademark, trade secret and copyright law, as well as confidentiality agreements, other contractual commitments and security procedures. We generally enter into confidentiality agreements and invention assignment agreements with our employees and consultants to control access to, and clarify ownership of, our technology and other proprietary information.

We own one issued U.S. patent and have one pending U.S. patent application. We also have an application pending to register Shift™ as a trademark in the United States. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property.

Intellectual property laws, contractual commitments and security procedures provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, intellectual property laws vary from country to country, and we have not sought patents or trademark registrations outside of the United States. Therefore, in other jurisdictions, we may be unable to protect certain of our proprietary technology, brands, or other intellectual property.

Government Regulation

Our business is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we operate and by the U.S. federal government. We also are subject to state laws related to titling and registration and wholesale vehicle sales, and our sale of value-added products is subject to state licensing requirements, as well as federal and state consumer protection laws. These laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including the Equal Credit Opportunities Act and prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the FTC, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. For example, the FTC has jurisdiction to investigate and enforce our compliance with certain consumer protection laws and has brought enforcement actions against auto dealers relating to a broad range of practices, including the sale and financing of value-added or add-on products. Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. We also are subject to audit by such state regulatory authorities.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in California, Oregon and Washington and all of our vehicle transactions are conducted under our California, Oregon and Washington licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however if we determine that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.

Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All of our installment sale transactions are currently conducted under our California, Oregon or Washington dealer licenses. However, as we seek to expand to other states, we may be required to obtain additional licenses and our ability to do so cannot be assured.

In addition to these laws and regulations that apply specifically to the sale and financing of used vehicles, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information-reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. In connection with the closing of the merger, we are also now subject to laws and regulations affecting public companies, including securities laws and exchange listing rules.

For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors.”

Insurance

We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, property, workers’ compensation, automobile, general liability and umbrella insurance.

All of our insurance policies are with third-party carriers and syndicates with financial ratings of A or better. We and our global insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business.

Available Information

Our website is www.shift.com. The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.

In addition, we have posted on our website the charters for our (i) Audit Committee and (ii) Leadership Development, Compensation and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Shift Technologies, Inc., 2525 16th Street, Suite 316 San Francisco, California 94103-4234. Our website and information included in or linked to our website are not part of this Form 10-K.

ITEM 1A. RISK FACTORS
Described below are certain risks to our business and the industry in which we operate. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K and in our other public disclosures. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Before deciding whether to invest in our securities you should also refer to the other information contained in this annual report.

Summary of Risk Factors
The following is a summary of the key risks and uncertainties described below that we believe are material to us at this time:
•general business and economic conditions and risks related to the larger automotive ecosystem
•competition, and the ability of the Company to grow and manage growth profitably;
•our history of losses and ability to achieve or maintain profitability in the future;
•our ability to sustain our current rate of growth;
•our ability to establish our software as a platform to be used by automotive dealers;
•risks relating to our inspection and reconditioning hubs;
•impacts of COVID-19 and other pandemics;
•our reliance on third-party carriers for transportation:
•our current geographic concentration where we provide reconditioning services and store inventory;
•cyber-attacks or other privacy or data security incidents;
•the impact of copycat websites;
•failure to adequately protect our intellectual property, technology and confidential information;
•our reliance on third-party service providers to provide financing;
•the impact of federal and state laws related to financial services on our third-party service providers;
•risks that impact the quality of our customer experience, our reputation, or our brand;
•changes in the prices of new and used vehicles;
•our ability to correctly appraise and price vehicles;
•access to desirable vehicle inventory;
•our ability to expeditiously sell inventory;
•our ability to expand product offerings;
•changes in applicable laws and regulations and our ability to comply with applicable laws and regulations;
•access to additional debt and equity capital;
•changes in technology and consumer acceptance of such changes;
•risks related to online payment methods;
•our reliance on internet search engines, vehicle listing sites and social networking sites to help drive traffic to its website;

•any restrictions on the sending of emails or messages or an inability to timely deliver such communications;
•seasonal and other fluctuations in our quarterly results of operations;
•competition in the markets in which we operate;
•changes in the auto industry and conditions affecting automotive manufacturers;
•natural disasters, adverse weather events and other catastrophic events;
•our dependence on key personnel;
•increases in labor costs;
•our reliance on third-party technology and information systems;
•our use of open-source software;
•claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers;
•significant disruptions in service on our platform;
•impairment charges;
•changes in LIBOR;
•volatility in the price of our common stock;
•issuances of our common stock and future sales of our common stock; and
•our ability to establish and maintain effective internal control over financial reporting.
Risks Relating to Our Business
General business and economic conditions, and risks related to the larger automotive ecosystem, including consumer demand, could adversely affect the market for used cars, which could reduce our sales and profitability.
The market for used cars in the United States is affected by general business and economic conditions. The United States economy often experiences periods of instability, and this volatility may result in reduced demand for our vehicles and value-added products, reduced spending on vehicles, the inability of customers to obtain credit to finance purchases of vehicles, and decreased consumer confidence to make discretionary purchases. Consumer purchases of vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected.
Purchases of used vehicles are largely discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of consumer credit, reductions in consumer confidence and fears of recession, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, the used vehicles that we sell more expensive and less desirable for consumers.
In the event of a sustained revenue decline suffered by participants in the automotive markets, our competitors may attempt to increase their sales by reducing prices or increasing marketing expenditures, car manufacturers may increase incentives to stimulate new car sales, and rental car companies may seek to reduce the sizes of their rental car fleets by selling vehicles, each of which may depress used car values. Additionally, increases in unemployment rates may increase the number of loan and lease defaults, leading to repossessions, which are typically then re-sold by lenders in the wholesale market, which also may depress used car values. While lower used vehicle prices reduce our cost of acquiring new inventory, lower prices could lead to reductions in the value of inventory we currently hold, which could have a negative impact on gross profit. Moreover, any significant changes in retail prices due to scarcity or competition for used vehicles could impact our ability to source desirable inventory for our customers, which could have a material adverse effect on our results of operations and could result in fewer used-car sales and lower revenue. Furthermore, any significant increases in wholesale prices for used vehicles could have a negative impact on our results of operations by reducing wholesale margins.

In addition, changing trends in consumer tastes, negative business and economic conditions and market volatility may make it difficult for us to accurately forecast vehicle demand trends, which could cause us to increase our inventory carrying costs and could materially and adversely affect our business, financial condition and results of operations.
We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and results of operations.
As described in greater detail in “Description of Business,” our business is involved in the purchase and sale of used vehicles. Companies that provide listings, information, and lead generation, as well as car-buying and car-selling services designed to help potential customers and to enable dealers to reach these customers, produce significant competition to our business. Some of these companies include:
•traditional used vehicle dealerships, including those which may increase investment in their technology and infrastructure in order to compete directly with our digital business model;
•large, national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including “omni-channel” offerings;
•used car dealers or marketplaces that currently have existing ecommerce businesses or online platforms, such as Carvana and Vroom;
•the peer-to-peer market, utilizing sites such as Facebook, Craigslist.com, eBay Motors and Nextdoor.com; and
•sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Hertz Car Sales and Enterprise Car Sales.
Internet and online automotive sites, such as Google, Amazon, AutoTrader.com, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus, and Cars.com, could change their models to directly compete with us. In addition, automobile manufacturers such as General Motors, Ford, and Volkswagen could change their sales models to better compete with our model through technology and infrastructure investments. While such enterprises may change their business models and endeavor to compete with us, the purchase and sale of used vehicles through ecommerce presents unique challenges.
Our competitors also compete in the online market through companies that provide listings, information, lead generation and car buying services designed to reach customers and enable dealers to reach these customers and providers of offline, membership-based car buying services such as the Costco Auto Program. We also expect that new competitors will continue to enter the traditional and ecommerce automotive retail industry with competing brands, business models and products and services, which could have an adverse effect on our revenue, business and financial results. For example, traditional car dealers could transition their selling efforts to the internet, allowing them to sell vehicles across state lines and compete directly with our online offering and no-negotiating pricing model.
Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their businesses, platforms, and related products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond more quickly to consumer needs with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our used vehicles and value-added products could substantially decline.
In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, financial condition and results of operations. Furthermore, if our competitors develop business models, products or services with similar or superior functionality to our platform, it may adversely affect our business. Additionally, our competitors could use their political influence and increase lobbying efforts to encourage new regulations or interpretations of existing regulations that would prevent us from operating in certain markets.

We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 2014 and had an accumulated deficit of approximately $274.4 million as of December 31, 2020. We incurred net losses of $59.1 million and $80.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.
We expect to make significant marketing and capital investments to grow and innovate our business, and each initiative may not result in increased revenue or growth on a timely basis or at all. Such initiatives include increasing spending on marketing, both in our existing geographic markets and in new geographic markets, creating new logistics partnerships with dealers and vendors, investing in the expansion of our geographic footprint across the United States, including into new states where capital investment does not assure regulatory approval, attracting new customers, and further developing the technology used in our mobile application and organizational infrastructure. We may also continue to incur significant losses as we grow and innovate our business, if we are unable to grow without significantly increasing our expenses, to penetrate new and existing markets, and to attract new customers, among other challenges.
Our ability to become profitable in the future may also be impacted by outside forces, such as slowing demand for used cars, weakness in the automotive retail industry generally, deteriorating macroeconomic conditions impacting the United States and global economy, and increasing competition from new and existing services for the purchase and sale of used cars. We may also encounter unforeseen expenses, difficulties, complications, and delays that could adversely impact our ability to generate revenue and become profitable.
Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our revenue grew to $195.7 million for the year ended December 31, 2020 from $166.2 million for the year ended December 31, 2019. We expect that our rate of growth may decline in the future, even if our revenue continues to increase. If we do not successfully achieve the following, our business may grow at a slower pace or not at all:
•increase the number of unique visitors to our website, the number of qualified visitors to our website (i.e. those who have the intent and ability to transact), and the number of customers transacting on or through our platform;
•further enhance the quality of our vehicle offerings and value-added products, and introduce high quality new offerings and features on our platform;
•acquire sufficient high-quality inventory at an attractive cost to meet the increasing demand for our vehicles.
If our business continues to grow at a rapid pace, significant demands will be placed on our management and our operational and financial resources. For example, we have hired and expect to continue to hire additional staff and third-party vendors to support our increasing quantity of customers, partners, and data, which in turn increases the complexity of our organizational structure. In addition, as we expand our national presence and operate in or deliver to new jurisdictions, we may become subject to new regulatory requirements and may be required to implement new processes that require significant internal resources to build and implement effectively. We will need to improve our operational, financial, and management controls, as well as our reporting systems and procedures and compliance controls, to ensure our business is not materially adversely affected as a result. We will also require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we cannot manage our growth effectively to maintain our compliance controls, the quality of our platform, customer experience, and vehicles bought and sold, our business, financial condition, and results of operations could be materially and adversely affected.
Additionally, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. Our historical revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform and attract customers, as well as increasing competition and increasing expenses as we continue to grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our marketing and capital investments that are intended to drive new customer traffic to our website and mobile application may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business, financial condition, and results of operations could be materially and adversely affected.

We face significant challenges in establishing our software as a platform to be used by automotive dealers.
Our business plan relies in part upon the establishment of our ecommerce solutions as a platform to be used by existing automobile dealers, most of whom are not familiar with and have not used our software platform, and also do not recognize our brand and corporate identity. Acceptance of our software platform by automotive dealers will depend on many factors, including consumer acceptance of our software, price, reliability, performance, and service accessibility and effectiveness. In addition, some of our primary ecommerce competitors may offer a similar software platform to automobile dealers, which may make it more difficult for us to differentiate our offering, attract automobile dealers to our platform, and derive the results we hope to achieve from this channel.
We face a variety of risks associated with the operation of our inspection and reconditioning hubs.
We operate our inspection and reconditioning centers in Los Angeles, Sacramento, San Diego, and San Francisco, California, Portland, Oregon and Seattle, Washington. If we are unable to operate our inspection and reconditioning hubs efficiently, we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing our inventory, additional expenses and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations.
Moreover, our future growth depends in part on scaling and expanding our inspection and reconditioning operations. Our business model relies on centralized inspection and reconditioning hubs, each of which has a 60 mile average radius of service. We anticipate that in order to expand our geographic footprint, we will need to open additional inspection and reconditioning hubs. If for any reason we are unable to expand our reconditioning operations as planned, this could limit our ability to expand our geographic footprint.
Additionally, our business model assumes that we will yield efficiencies from our internal inspection and reconditioning capability, but we also rely on third-party providers to perform inspection and reconditioning services for us to the extent we are not currently able to fully absorb those operations internally. If our third-party providers of inspection and reconditioning services are unable to provide those services reliably, we may experience delays in delivery and listing of our inventory. In addition, to the extent our third-party providers do not maintain the quality of our reconditioning services, we may suffer reputational harm and be subject to claims by consumers. In addition, if we are not able to meet our goals of bringing inspection and reconditioning fully in house, or if we are not able to obtain the efficiencies we expect to gain from doing so, our business, financial condition and results of operations may be materially and adversely affected.
Additionally, we are required to obtain approvals, permits and licenses from state regulators and local municipalities to operate our hubs. We may face delays in obtaining the requisite approvals, permits, financing and licenses to operate our hubs or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing and licenses to operate our hubs in desirable locations, our business, financial condition and results of operations may be materially and adversely affected.
Our business, financial condition and results of operations have been and will continue to be adversely affected by the recent COVID-19 outbreak.
In late 2019, a novel strain of coronavirus, now referred to as COVID-19, was identified in China. The virus has spread globally, resulting in governmental authorities implementing protective measures, such as travel restrictions, quarantines, shelter in place orders, and shutdowns, in order to contain its spread and reduce its impact. This pandemic has significantly disrupted economies around the world, including the United States, and will likely continue to cause significant disruptions. While we believe our business is well positioned to take advantage of protective measures such as shelter-in-places orders and shutdowns, we saw a significant decrease in sales in March 2020 and could see additional decreases if additional restrictions are implemented. In addition, shutdowns that impact the ability of consumers to purchase vehicles, such as shutdowns of state Departments of Motor Vehicles, could result in decreases in sales.
The COVID-19 outbreak has also significantly increased economic and demand uncertainty. For example, increases in unemployment and reductions in disposable income are likely to result in reduced consumer spending, including purchases of new and used cars. Additionally, disruption and volatility in the global capital markets can increase the cost of capital and adversely impact access to capital. It is also possible that the COVID-19 outbreak could result in additional changes that impact the market for vehicles generally. For example, to the extent COVID-19 results in more people working remotely on a long-term basis or moving out of densely populated urban areas, vehicle usage may decline, which could adversely impact the demand for vehicles.

The extent to which the COVID-19 outbreak ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 outbreak and any new strains of the virus, the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact and the efficacy and availability of vaccines against the virus. Additionally, the COVID-19 outbreak may have the effect of heightening many of the other risks described in “Risk Factors,” including risks relating to general economic conditions.
We rely on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.
We rely on third-party carriers to transport vehicles from auctions or individual sellers to hubs, and then from our hubs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business (including our reputation), financial condition and results of operations.
The current geographic concentration where we provide reconditioning services and store inventory creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition, and results of operations.
We currently conduct our business through our inspection and reconditioning hubs in California, Oregon, and Washington. Any unforeseen events or circumstances that negatively affect areas where we operate or may operate in the future, particularly our facilities in California, a state that has experienced significant natural and other disasters in the past including earthquakes, wildfires and blackouts, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory, and delays in the delivery of vehicles to our customers. In addition, our geographic concentration means that changes in policy at the state level, including regulatory changes and government shutdowns in response to pandemics and other crises, may have more significant impact on our business.
If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.
Our information technology has been and may in the future be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, phishing, employee error or malfeasance or other security breaches or loss of service. Hackers and data thieves are becoming increasingly sophisticated and large-scale and complex automated attacks are becoming more prevalent. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems also may be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced, blocked or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on or transmitted by those systems, including the data of our customers or business partners. Further, third parties that provide services to us, such as hosted solution providers, also could be a source of security risks in the event of a failure of their own security systems and infrastructure. Our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with third-party services, including cloud services, and/or failures by such third parties, which may be out of our control.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential suppliers or players. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible losses and claims, and we may still suffer losses that could have a material adverse effect on our business (including reputational damage). We could also be negatively impacted by existing and proposed U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. In the event that we or our service providers are unable to prevent, detect, and remediate the foregoing security threats and vulnerabilities in a timely manner, our operations could be disrupted, or we could incur financial, legal or reputational losses arising from misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees and our customers. In addition, outside parties may attempt to fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. The number and complexity of these threats continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
We may be subject to adverse impacts from the existence of copycat websites that attempt to defraud our potential customers.
We have in the past, and may in the future, experience disruption in our business and adverse impacts to our brand from the posting by third parties of copycat websites that attempt to imitate the branding and functionality of our website and defraud our consumers. If we become aware of such activities, we intend to employ technological or legal measures in an attempt to halt these operations. However, we may be unable to detect all such activities or operations in a timely manner and, even if we do detect such activities or operations, our attempts and implementing technological measures and seeking legal recourse from appropriate governmental authorities may be insufficient to halt these operations. In some cases, particularly in the case of entities operating outside of the United States, our available remedies may not be adequate to protect us or our consumers against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, and financial condition. In addition, to the extent that such activity creates confusion among consumers, our brand and business could be materially harmed.
Failure to adequately protect our intellectual property, technology and confidential information could harm our business, financial condition and results of operations.
The protection of intellectual property, technology and confidential information is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law, as well as contractual restrictions, to protect our intellectual property (including our brand, technology and confidential information). While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights. We also cannot guarantee that others will not independently develop technology that has the same or similar functionality as our technology. Unauthorized parties may also attempt to copy or obtain and use our technology to develop competing solutions and policing unauthorized use of our technology and intellectual property rights may be difficult and may not be effective. Furthermore, we have faced and may in the future face claims of infringement of third-party intellectual property that could interfere with our ability to market, promote and sell our vehicles and related services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

As part of our efforts to protect our intellectual property, technology and confidential information, we require certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements, and we also require certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by our employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.
We are currently the registrant of the shift.com internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain domain names that are important for our business.
In addition, the Shift® trademark is important to our business. We may not be able to protect our rights in this trademark, which we need in order to build name recognition with consumers. If we fail to adequately protect or enforce our rights under this trademark, we may lose the ability to use it, or to prevent others from using it, which could adversely harm our reputation and our business, financial condition and results of operations. While we are actively seeking registration of the Shift trademark in the U.S., it is possible that others may assert senior rights to similar trademarks and seek to prevent our use and registration of our trademark in certain jurisdictions. In addition, registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. If third parties succeed in registering or developing common law rights in our trademarks or trade names, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks or trade names to develop brand recognition of our technologies, products or services. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively. Further, it is possible that our trademark “Shift” may be deemed to be generic and therefore ineligible for registration. If any of these events were to occur, our pending trademark application for Shift® may not result in such mark being registered, which could adversely affect our branding, or require us to adopt new branding, which would cause us to incur increased marketing, infrastructure and capital expense, and all of which could adversely affect our business, financial performance and results of operations. In addition, even if we are able to protect our trademarks, scammers may attempt to mimic our website in order to defraud potential customers.
While software is protected under copyright law, we have chosen not to register any copyrights in our software. We also rely on trade secret law to protect our proprietary software. In order to bring a copyright infringement lawsuit in the United States, the copyright would need to be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited. Our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related intellectual property. Furthermore, our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related intellectual property.
We rely on third-party service providers to provide financing, as well as value-added products, to our customers, and we cannot control the quality or fulfillment of these products and services.
We rely on third-party lenders to finance purchases of our vehicles by customers who desire or need such financing. We also offer value-added products to our customers through third-party service providers, including vehicle service contracts, guaranteed asset protection (“GAP”) waiver protection and wheel and tire coverage. Because we utilize third-party service providers, we cannot control all of the factors that might affect the quality and fulfillment of these services and products, including (i) lack of day-to-day control over the activities of third-party service providers, (ii) that such service providers may not fulfill their obligations to us or our customers or may otherwise fail to meet expectations, which in the case of vehicle service contracts, could require us to refund amounts paid or underwrite the risk ourselves, and (iii) that such service providers may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. Such providers also are subject to state and federal regulations and any failure by such third-party service providers to comply with applicable legal requirements could cause us financial or reputational harm.

Our revenues and results of operations are partially dependent on the actions of these third parties. If one or more of these third-party service providers cease to provide these services or products to our customers, tighten their credit standards or otherwise provide services to fewer customers or are no longer able to provide them on competitive terms, it could have a material adverse effect on our business, revenues and results of operations. If we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenues and results of operations. Delays or errors by these third-party service providers are not in the Company’s control but may cause dissatisfaction with our customers that could result in reputational harm to us. In addition, disagreements with such third-party service providers could require or result in costly and time-consuming litigation or arbitration.
Moreover, we receive fees from these third-party service providers in connection with finance, service and vehicle protection products purchased by our customers. A portion of the fees we receive on such products is subject to chargebacks in the event of early termination, default or prepayment of the contracts by end-customers, which could adversely affect our business, revenues and results of operations.
Certain of our third-party service providers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.
We have entered into agreements with various third-party financial institutions related to the financing by those institutions of our customers’ vehicle purchases as well as the provision of various value-added products. Our financial institution counterparties are subject to extensive federal and state laws and regulations related to the provision of financial services, and their ability to provide financing and other products and services could be materially limited or eliminated at any time as a result of financial regulatory or supervisory issues as well as changes in federal or state laws, regulations, or guidance related to the provision of financial services. In the event of such disruptions, our business could be materially adversely affected if we are unable in a commercially reasonable manner to identify and enter into replacement arrangements with other institutions on substantially similar terms as those that exist with our current providers. Moreover, we are subject to contractual obligations requiring that we comply with, or help to facilitate compliance by our financial institution counterparties with, a broad range of regulatory requirements and obligations, including without limitation those related to customer data, data security, privacy, anti-money laundering, and the detection and prevention of financial crimes. The federal and state regulators responsible for implementing and enforcing these laws and regulations routinely examine our financial institution counterparties with respect to their compliance with such laws and regulations, including the extent to which these institutions’ third-party relationships may present compliance risks. Despite our best efforts to comply with all applicable regulatory and contractual obligations, it is possible that there could be some perceived or actual deficiency in our ability to adequately satisfy financial regulatory requirements or to serve as a contractual counterparty to a regulated financial institution. Any such perceived or actual deficiency or risk to a regulated financial institution could result in a disruption of our relationship with that institution as well as with other lenders and other financial services counterparties, which could have a materially adverse impact on our business.
If the quality of our customer experience, our reputation, or our brand were negatively affected, our business, sales, and results of operations could be materially adversely affected.
Our business model is based on our ability to enable consumers to buy and sell used vehicles through our ecommerce platform in a seamless, transparent and hassle-free transaction. If we fail to sustain a high level of integrity and our reputation suffers as a result, customers, partners, and vendors may lose trust in our business, and our revenues and results of operations could be materially adversely affected. Even if, despite our best efforts, there is a perceived deterioration in quality of our value proposition, our revenues and results of operations could decline. Additionally, to the extent our historic rapid growth continues in the future, it may become challenging to maintain the quality of our customer experience.
We operate a consumer-facing business and are likely to receive complaints or negative publicity about our business. For example, we may receive complaints about our business practices, marketing and advertising campaigns, vehicle quality, compliance with applicable laws and regulations, data privacy and security or other aspects of our business, especially on blogs and social media websites. Such complaints, irrespective of their validity, could diminish customer confidence in our vehicles, products, and services and adversely affect our reputation. If we fail to correct or mitigate misinformation or negative information about any aspect of our business in a timely manner, our business, financial condition, and results of operations could be materially adversely affected.

Our business is sensitive to changes in the prices of new vehicles as compared to the price of used vehicles.
If the prices of new vehicles decline relative to the prices of used vehicles, our customers may become more likely to purchase a new vehicle rather than a used vehicle, which could reduce our vehicle sales and lower our revenue. A potential contributing factor to the narrowing of the price gap between new and used vehicles is manufacturers providing incentives for the purchase of new vehicles, such as favorable financing terms. Additionally, factors that cause used vehicle prices to increase, such as a decrease in the number of new vehicle lease returns or a decrease in vehicle stock from rental car companies could cause consumers to favor the purchases of new vehicles.
Our business and inventory are dependent on our ability to correctly appraise and price vehicles we buy and sell.
When purchasing a vehicle from us, our customers sometimes trade in their current vehicle and apply the trade-in value towards their purchase. We also acquire vehicles from consumers independent of any purchase of a vehicle from us. We appraise and price vehicles we buy and sell based on a field evaluation of the vehicle using data science and proprietary algorithms based on a number of factors, including mechanical soundness, consumer desirability and demand, vehicle history, market prices and relative value as prospective inventory. If we are unable to correctly appraise and price both the vehicles we buy and the vehicles we sell, we may be unable to acquire or sell inventory at attractive prices or to manage inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations. In particular, when a customer trades in their current vehicle and applies the trade-in value towards their purchase, our ability to effectively appraise the vehicle based on a field evaluation is important, as we believe that unwinding a transaction due to the discovery of a defect in the vehicle would negatively affect the customer’s experience.
Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition or other factors, may have a material adverse effect on our business, financial condition, and results of operations.
In 2020, we obtained 88% of the vehicles we sell in our retail segment from customers and partners. If we are unable to purchase a sufficient number of vehicles directly from consumer-sellers and our partners, we will need to find alternative sources of vehicles and we may not be able to purchase vehicles of the same quality and at the same price as the vehicles we currently purchase. A reduction in the availability of or access to sources of inventory for any reason could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, financial condition, and results of operations.
We regularly project demand for used vehicles purchased by customers on our platform and purchase inventory in accordance with those projections. If we fail to accurately project demand, we could experience an over-supply of used vehicle inventory that may create a downward pressure on our used vehicle sales prices and margins. As well, an over-supply of used vehicle inventory would be expected to increase the average number of days required to sell a unit of inventory.
Used vehicle inventory comprises the largest component of our total assets other than cash, and used vehicle inventories generally depreciate rapidly. An increase in the average number of days required to sell a unit of inventory could materially adversely impact our ability to liquidate inventory at prices that allow us to recover costs and generate profit. Additionally, an increase in the rate at which customers return vehicles, which in turn increases our used vehicle inventory, could have the same effect.

Our ability to expand value-added product offerings and introduce additional products and services may be limited, which could have a material adverse effect on our business, financial condition, and results of operations.
Currently, our third-party value-added products consist of finance and vehicle protection products, which includes third-party financing of customers’ vehicle purchases, as well as other value-added products, such as vehicle service contracts, GAP waiver protection and wheel and tire coverage. If we introduce new value-added products or expand existing offerings on our platform, such as insurance and/or insurance referral services, music services or vehicle diagnostic and tracking services and maintenance, we may incur losses or otherwise fail to enter these markets successfully. Entry into new markets may require us to compete with new companies, cater to new customer expectations, and comply with new complex regulations and licensing requirements, each of which will be unfamiliar. Accordingly, we could need to invest significant resources in market research, legal counsel, and our organizational infrastructure, and a return on such investments may not be achieved for several years, if at all. Additionally, failure to comply with applicable regulations or to obtain required licenses could result in penalties or fines. Further, we may fail in demonstrating the value of any new value-added product to customers, which would compromise our ability to successfully create new revenue streams or receive returns in excess of investments. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information, could harm our reputation and could adversely affect our business, financial condition and results of operations.
We collect, store, process, and use personal information and other customer data, and we rely in part on third parties that are not directly under our control to manage certain of these operations. For example, we rely on encryption, storage and processing technology developed by third parties to securely transmit, operate on and store such information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. We expend significant resources to protect against security breaches and may need to expend more resources in the event we need to address problems caused by potential breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by customers and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business, financial condition and results of operations. Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business, financial condition and results of operations.
We have in the past experienced security vulnerabilities, though such vulnerabilities have not had a material impact on our operations. While we have implemented security procedures and virus protection software, intrusion prevention systems, access control and emergency recovery processes to mitigate risks like these with respect to information systems that are under our control, they are not fail-safe and may be subject to breaches. Further, we cannot ensure that third parties upon whom we rely for various services will maintain sufficient vigilance and controls over their systems. Our inability to use or access those information systems at critical points in time, or unauthorized releases of personal or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation, as well as our relationships with our customers, employees or other individuals whose information may have been affected by such cybersecurity incidents.

There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing and expanding as we move into new markets, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. We are also subject to specific contractual requirements contained in third-party agreements governing our use and protection of personal information and other data. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and the privacy- and security-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, new regulations could be enacted with which we are not familiar. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause customers, vendors and receivable-purchasers to lose trust in us, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put customers’ or vendors’ information at risk and could in turn harm our business, financial condition and results of operations.
We expect that new industry standards, laws and regulations will continue to be proposed and implemented regarding privacy, data protection and information security where we do business. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, if individual U.S. states pass data privacy laws that place different obligations or limitations on the processing of personal data of individuals in those states, it will become more complex to comply with these laws and our compliance costs may increase.
A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or local privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations. In addition, some of these laws establish either a private right of action or permit private individuals and entities to enforce the same in the name of the relevant government entity.
Our business is and will continue to be subject to a wide range of federal, state, and local laws and regulations, some of which are novel and without relevant precedent. Such laws and regulations include, but are not limited to:
•state and local licensing requirements;
•state and local titling and registration requirements;
•state laws regulating the sale of motor vehicles and related products and services;
•federal and state laws regulating vehicle financing;
•federal and state consumer protection laws; and
•federal and state data privacy laws.

The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. For example, the FTC has jurisdiction to investigate and enforce our compliance with certain consumer protection laws and has brought enforcement actions against auto dealers relating to a broad range of practices, including the sale and financing of value-added or add-on products. We are also subject to a variety of federal laws that may require us to incur costs in order to be in compliance with such laws, including the United States Americans with Disabilities Act of 1990, or the ADA and any state equivalents. Additionally, we are subject to regulation and audit by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies and are subject to a variety of state laws, including California’s Lemon Law. We are also subject to audit by such state regulatory authorities.
Our marketing and disclosure regarding the sale and servicing of vehicles is regulated by federal, state and local agencies, including the FTC and state attorneys general. Some of these authorities either establish a private right of action or permit a private individual or entity to enforce on behalf of a state entity (“private attorney general”). We have in the past experienced claims under these laws, and we may experience additional claims in the future.
State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them, and we may face regulatory action if regulators believe that we are not in compliance with such obligations. We are licensed as a dealer in California, Oregon and Washington and all of our vehicle transactions are conducted under our California, Oregon and Washington licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however regulators could seek to enforce those laws against us. In addition, if we determine or are instructed by state regulators that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.
Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All vehicle sale transactions and applicable retail installment financings are conducted under our California, Oregon and Washington dealer licenses. As we seek to expand our operations and presence into other states, we may be required to obtain additional finance or other licenses, and we may not be able to obtain such licenses within the timeframe we expect or at all.
Any failure to renew or maintain any of the foregoing licenses would materially and adversely affect our business, financial condition and results of operations. Many aspects of our business are subject to regulatory regimes at the state and local level, and we may not have all licenses required to conduct business in every jurisdiction in which we operate. In addition, as we expand nationally to operate in new jurisdictions, we may face regulatory action if regulators believe we are not compliant with local rules. Despite our belief that we are not subject to certain licensing requirements of those state and local jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those state and local jurisdictions, any of which may inhibit our ability to do business in those state and local jurisdictions, increase our operating expenses and adversely affect our business, financial condition and results of operations.
In addition to these laws and regulations that apply specifically to the purchase and sale of used vehicles, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, credit and financing, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality.
We are also subject to laws and regulations affecting public companies, including securities laws and exchange listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.
We expect to make significant capital investments to grow and innovate our business, and our response to business challenges and unforeseen circumstances may also require significant capital. To fund these expenditures, we may need to conduct equity or debt financings to secure additional liquidity. There is a risk that we may not be able to secure such additional liquidity in a timely manner, on terms which are acceptable to us, or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
Our flooring line of credit facility is currently guaranteed by Lithia Motors, Inc. (“Lithia” or “Lithia Motors”) and both the current facility and Lithia’s obligation to guarantee our credit facility expires on October 11, 2021. We expect that Lithia will cease guaranteeing our flooring line of credit facility after that obligation ceases. The terms of any future debt financing may be on less favorable economic terms or include restrictive covenants which could limit our ability to secure additional liquidity and pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing and may impact the ability or willingness of our lenders or guarantors to fulfill their obligations under their agreements with us. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.
If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition, and results of operations.
We utilize telephone calls and text messages as a means of responding to and marketing to customers interested in purchasing, trading in and/or selling vehicles and value-added products. We generate leads from our website and online advertising by prompting potential customers to provide their phone numbers so that we can contact them in response to their interest in selling a vehicle, purchasing a vehicle, trading in a vehicle or obtaining financing terms. We must ensure that our SMS texting practices comply with regulations and agency guidance under the Telephone Consumer Protection Act (the “TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. While we strive to adhere to strict policies and procedures that comply with the TCPA, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business.
Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.
Our business model relies extensively on the internet and ecommerce, and accordingly we are subject to laws and regulations which specifically govern the internet and ecommerce. The evolution of existing laws and regulations, and the passage of new laws and regulations, could limit how we can use the internet and ecommerce and in turn could materially adversely affect our business, financial condition, and results of operations. These laws and regulations may affect a number of aspects of our business, including taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. Similarly, existing laws governing state regulation of automotive dealers largely predate the advent of the internet and it is not clear how these laws apply to ecommerce automotive retailers. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding privacy, data protection and information security has become more significant, and proposed or newly implemented regulations such as the CCPA may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

We actively use anonymous online data for targeting ads online and if ad networks are compelled by regulatory bodies to limit use of this data, it could materially affect our ability to do effective performance modeling. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by customers and suppliers and result in the imposition of monetary liability. We also may be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business, our ability to attract new customers may be adversely affected, and we may not be able to maintain or grow our revenue and expand our business as anticipated.
We are subject to risks related to online payment methods.
We accept payments, including payments on deposits and on recurring payments that are due to us, through a variety of methods, including credit card and debit card through a third-party processor. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements or fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we also may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.
We occasionally receive orders placed with fraudulent credit card data, including stolen credit card numbers, or from clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payment obligations. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card or other fraud, our liability for these transactions could harm our business, financial condition and results of operations.
If we do not adequately address our customers’ desire to utilize mobile device technology, our results of operations could be harmed and our growth could be negatively affected.
Shift.com is a mobile-friendly website that consumers can access and utilize from their mobile devices. In addition, we have designed and launched mobile apps (iOS) to enhance customers’ mobile experience. As customers rely more on mobile technology for buying and selling products and services, the future success of our business will be significantly driven by our ability to provide an effective and customer-friendly mobile application for buying and selling used vehicles. In the year ended December 31, 2019, approximately 61% of unique visitors to our website were attributable to mobile devices and in the year ended December 31, 2020, this figure grew to approximately 72%. The shift to mobile technology by our users may harm our business in the following ways:
•customers visiting our website from a mobile device may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;
•we may be unable to provide sufficient website functionality to mobile device users, which may cause customers using mobile devices to believe that our competitors offer superior products and features;
•problems may arise in developing applications for alternative devices and platforms and the need to devote significant resources to the creation, support and maintenance of such applications; or
•regulations related to consumer finance disclosures, including the Truth in Lending Act and the Fair Credit Reporting Act, may be interpreted, in the context of mobile devices, in a manner which could expose us to legal liability in the event we are found to have violated applicable laws.

If customers do not respond positively to using our mobile application, our business, financial condition, and results of operations could be harmed.
Our future growth and profitability rely heavily on the effectiveness and efficiency of our marketing and branding efforts, and these efforts may not be successful.
We rely heavily on marketing and advertising to attract new customers, connect with existing customers, and further build our brand and reputation. A significant amount of our operating expenses are and will continue to be attributed to marketing and advertising, but there is no assurance that we will achieve a significant, or even positive, return on our investment on such expenditures, or that such expenditures will be otherwise effective. As a result, our future growth and profitability will depend in part on:
•the effectiveness of our performance-based digital marketing efforts;
•the effectiveness and efficiency of our online advertising and search marketing programs in generating consumer awareness of, and sales on, our platform;
•our ability to prevent confusion among customers that can result from search engines that allow competitors to use or bid on our trademarks to direct customers to competitors’ websites;
•our ability to prevent internet publication of false or misleading information regarding our platform or our competitors’ offerings; and
•the effectiveness of our direct-to-consumer advertising to reduce our dependency on third-party aggregation websites.
We currently advertise primarily through a blend of direct-advertising channels and are expanding our brand advertising channels in the future with the goal of increasing the strength, recognition and trust in the Shift brand and driving more unique visitors to our platform. Our marketing strategy includes performance marketing through digital platforms, including both auto-centric lead generation platforms and broader consumer-facing platforms. We also strategically use targeted television and radio campaigns and other local advertising in key markets. As such, a significant component of our marketing spend involves the use of various marketing techniques, including programmatic ad-buying, interest targeting, retargeting and email nurturing. Future growth and profitability will depend in part on the cost and efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures, and to drive the promotion of our platform.
Because we rely on our partner Lithia Motors for a number of support services, if our relationship with Lithia changes, our business could be adversely affected.
We have an extensive partnership with Lithia Motors, one of the largest automobile retailers in the United States, pursuant to which we receive a number of benefits, including favorable pricing under finance and insurance (“F&I”) agreements, various data services and the opportunity to lease the space in which we maintain our Portland, Oregon facility and other small office or hub locations. If we are unable to maintain our relationship with Lithia, we may not be able be able to obtain replacements for the services Lithia offers us on the same terms. In addition, if Lithia’s financial performance were to suffer for any reason, we may no longer be able to obtain these services from Lithia.

We rely on internet search engines, vehicle listing sites and social networking sites to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business, financial condition and results of operations could be materially and adversely affected.
We depend in part on internet search engines, such as Google, Bing and Yahoo!, vehicle listing sites, and social networking sites such as Facebook and Instagram, to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our platform is not entirely within our control. Our competitors may increase their search engine marketing efforts and outbid us for placement on various vehicle listing sites or for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic locations, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our platform has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. We could reach a point of inventory saturation at third-party aggregation websites whereby we will exceed the maximum allowable inventory that will require us to spend greater than market rates to list our inventory. Any reduction in the number of users directed to our platform through internet search engines, vehicle listings sites or social networking sites could harm our business, financial condition and results of operations.
Our business relies on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially and adversely affect our business, financial condition and results of operations.
Our business is dependent in part upon email and other messaging services for promoting our platform and vehicles available for purchase. Promotions offered through email and other messages sent by us are an important part of our marketing strategy. We provide emails to customers and other visitors informing them of the convenience and value of using our platform, as well as updates on new inventory and price updates on listed inventory, and we believe these emails, coupled with our general marketing efforts, are an important part of our customer experience and help generate revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our revenues could be materially and adversely affected. Any changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (such as primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails.
In addition, actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver email or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also materially and adversely affect our business, financial condition and results of operations. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us to incur increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and results of operations.

Seasonal and other fluctuations in our quarterly results of operations are likely and may not fully reflect the underlying performance of our business.
We expect our quarterly results of operations, including our revenue, cash flow, and net profit or loss, to vary significantly in the future based in part on, among other things, seasonal and cyclical patterns in vehicle sales in the United States. Vehicle sales generally exhibit seasonality, with sales increasing in the first quarter and continuing through the end of the summer, before exhibiting a steep drop in the fall. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year.
Additionally, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. In total, our results in any quarter may not be indicative of the results we may achieve in any subsequent quarter or for the full year, and period-to-period comparisons of our results of operations may not be meaningful.
Changes in the auto industry may threaten our business model if we are unable to adapt.
The market for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry, which may render our existing or future business model or our ability to sell vehicles, products, and services less competitive, unmarketable, or obsolete. In particular, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. The availability of ride-hailing and ride-sharing services may also encourage urban consumers to rely on public transportation, bicycles and other alternatives to car ownership. More long-term technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that we acquire and sell. Furthermore, new technologies such as autonomous driving software have the potential to change the dynamics of vehicle ownership in the future. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.
Prospective purchasers of vehicles may choose not to shop online, which would prevent us from growing our business.
Our success will depend, in part, on our ability to attract additional customers who have historically purchased vehicles through traditional dealers. The online market for vehicles is significantly less developed than the online market for other goods and services such as books, music, travel and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract additional consumers to our platform and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing vehicles through our ecommerce platform include:
•concerns about buying vehicles without face-to-face interaction with sales personnel and the ability to physically test-drive and examine vehicles;
•preference for a more personal experience when purchasing vehicles;
•insufficient level of desirable inventory;
•pricing that does not meet consumer expectations;
•delayed deliveries;
•inconvenience with returning or exchanging vehicles purchased online;
•concerns about the security of online transactions and the privacy of personal information; and
•usability, functionality and features of our platform.
If the online market for vehicles does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations could be materially and adversely affected. In addition, while we have experienced increased ecommerce sales during the pendency of the COVID 19 pandemic, we can offer no assurance that these increased levels will be sustained following the cessation of the pandemic.

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.
Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our business, financial condition and results of operations and could impact our supply of used vehicles. In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. In the instance of an open recall, we may have to temporarily remove vehicles from inventory and may be unable to liquidate such inventory in a timely manner or at all. Because we do not have manufacturer authorization to complete recall-related repairs, some vehicles we sell may have unrepaired safety recalls. Such recalls, and our lack of authorization to make recall-related repairs or potential unavailability of parts needed to make such repairs, could (i) adversely affect used vehicle sales or valuations, (ii) cause us to temporarily remove vehicles from inventory, (iii) cause us to sell any affected vehicles at a loss, (iv) force us to incur increased costs and (v) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects locations that store a significant amount of our inventory vehicles. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, any disruptions in the same could negatively affect our ability to run our business, which could have an adverse effect on our business, financial condition, and operating results.
We could be negatively affected if losses for which we do not have third-party insurance coverage increase or our insurance coverages prove to be inadequate.
We maintain third-party insurance coverage, subject to limits, for risks that we face in the operation of our business that we believe is reasonable and customary for businesses of our size and type. Nevertheless, we may incur losses that we are unable to insure against or with respect to matters for which we have determined that obtaining insurance is not economical. Claims filed against us in excess of insurance limits, or for which we are otherwise self-insured, or the inability of our insurance carriers to pay otherwise insured claims, could have an adverse effect on our financial condition. These risks include the risk of theft or destruction of the vehicles we own, which account for a substantial percentages of our net assets. In addition, insurance we maintain may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A significant loss, if not covered by available insurance coverage, could materially and adversely affect our business, financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including either of our Co-Chief Executive Officers, George Arison and Toby Russell, could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. In response to COVID-19, we implemented a number of measures, including office closures, social distancing measures and the institution of work-from-home policies, designed to protect the health and safety of our workforce and proactively reduce operating costs. In addition, for several months starting in March of 2020, approximately 10% of our workforce was placed on furlough and the salaries of our non-furloughed employees were temporarily reduced by up to 25%. While all furloughs and salary reductions have since ended, we may take such measures again in the future if we face another reduction in operations due to COVID-19 or otherwise. As a result of such measures, it is possible that we may lose a portion of our workforce. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be materially and adversely affected.
Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.
The labor costs associated with our operations, including our inspection and reconditioning hubs, are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, our labor costs may increase. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business, financial condition and results of operations.
Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, employee and independent contractor classification rules, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, scheduling notification requirements and anti-discrimination and anti-harassment laws. While the scope of these laws and regulations are subject to change in all jurisdictions, California routinely makes changes to the scope of such laws and regulations, many of which may be strictly enforced, and some of which have been in the past, and may be in the future, implemented on a retrospective basis (meaning we may not have an opportunity to change our employment practices in advance to avoid non-compliance). Complying with these laws and regulations, including ongoing changes thereto, subjects us to substantial expense and non-compliance could expose us to significant liabilities. In particular, we have been subject to employment litigation with respect to classification and wage and hour issues in the past. While we have not incurred material losses with respect to this litigation in the past, we may be subject to material claims in the future.

We rely on third-party technology and information systems to complete critical business functions. If that technology fails to adequately serve our needs, and we cannot find alternatives, it may negatively impact our business, financial condition and results of operations.
We rely on third-party technology for certain of our critical business functions, including customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting our website and inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts and customer experience center management. Our business is dependent on the integrity, security and efficient operation of these systems and technologies. Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, the vulnerability of these systems to security breaches or attacks or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
Our platform utilizes open-source software, and any defects or security vulnerabilities in the open-source software could negatively affect our business.
Our platform employs open-source software, and we expect to use open-source software in the future. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay the introduction of new solutions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.
In addition, the terms of various open-source licenses are sometimes ambiguous and have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. Some open-source licenses might require us to make our source code available at no cost or require us to make our source code publicly available for modifications or derivative works if our source code is based upon, incorporates, or was created using the open-source software. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. In addition to risks related to open-source license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licenses generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open-source software cannot be eliminated and could materially and adversely affect our business, financial condition and results of operations.
We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the creation or development of intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in having all such employees and contractors execute such an agreement. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property.

A significant disruption in service on our platform could damage our reputation and result in a loss of customers, which could harm our brand or our business, financial condition and results of operations.
Our brand, reputation and ability to attract customers depend on the reliable performance of our platform and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses or physical or electronic break-ins, could affect the availability of our inventory on our platform and prevent or inhibit the ability of customers to access our platform. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.
Problems faced by our third-party web-hosting providers, such as AWS and Google Cloud, could inhibit the functionality of our platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could have a material adverse effect on our business, financial condition and results of operations. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business, financial condition and results of operations could be harmed.
Any errors, defects, disruptions, or other performance or reliability problems with our platform could interrupt our customers’ access to our inventory and our access to data that drives our inventory purchase operations, which could harm our reputation or our business, financial condition and results of operations.
We may need to recognize impairment charges related to intangible assets and fixed assets.
We are required to test intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of intangible assets and other long-lived assets. If, as a result of a general economic slowdown or deterioration in one or more of the markets in which we operate or in our financial performance or future outlook, or if the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of December 31, 2020, we had outstanding $13.9 million aggregate principal amount of borrowings under our flooring line of credit (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), which expires on October 11, 2021. Our interest expense resulting from the flooring line of credit and other indebtedness outstanding from time to time during fiscal 2020 was $7.9 million for the year ended December 31, 2020.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. In addition, we expect to seek replacement indebtedness in connection with the expiration of our flooring line of credit on October 11, 2021. Our ability to restructure, refinance or replace our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing or replacement of our existing debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict our business operations. We expect that Lithia will cease to guarantee our flooring line of credit facility after that obligation ceases, which could impact the terms of any refinancing or replacement of our debt. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in its debt instruments, including the maintenance of certain liquidity requirements that further restrict its cash usage, would result in a default under its debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our flooring line of credit contains customary restrictive covenants which, among other things, restrict our ability to dispose of assets and/or use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that it could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, our indebtedness under our flooring line of credit bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect its cash flows or business, financial condition and results of operations. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.
We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.
As of December 31, 2020, we had approximately $13.9 million of aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
Risks Relating to Our Securities
Our common stock price may be volatile and the value of our common stock may decline regardless of our operating performance, and you may not be able to resell your shares at or above the public offering price.
It is possible that an active trading market for shares of our common stock will not be sustained. If an active trading market for our common stock is not sustained, the liquidity of our common stock, your ability to sell your shares of our common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected.
Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this prospectus, as well as the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our offerings and platform, including demand in the automotive industry generally and the performance of the third parties through whom we conduct significant parts of our business;
•future announcements concerning our business or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges, sales or stock splits, or expected issuances, exchanges, sales or stock splits of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation or other claims against us; and

•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, acts of war and responses to such events.
As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the public offering price. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
We do not intend to pay dividends on our common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our common stock.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our second amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.
The issuance by us of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We also expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In particular, approximately 34,311,185 shares of our common stock (approximately 41% of outstanding common shares) of our employees and other shareholders are subject to lock-up restrictions that expire in November 2021, subject to partial early release of the lockup under certain circumstances. Concentrated sales of our common stock by these employees and other shareholders following the expiration of the lock-up restrictions or upon the triggering of the early release thresholds, if triggered, could harm the price of our common stock.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
We are a public reporting company subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can evaluate the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Additionally, Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. We expect to comply with Section 404(b) at that time in our annual report for the year ending December 31, 2021. Our compliance with Section 404(a) will require that we incur substantial expenses and expend significant management efforts.
If we are unable to establish effective internal control over financial reporting, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause us to lose investor confidence in the accuracy and completeness of our financial reports, causing the price of our common stock to decline.

We identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

We have identified a material weakness in our internal control over financial reporting related to an insufficiency of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and the complexity of the Company’s operations and transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While we are in the process of implementing a remediation plan to remediate this material weakness, there can be no assurance that the material weakness will be promptly remediated or that we will not identify additional material weaknesses in the future. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements. A more complete description of this material weakness is included in Item 9A, "Controls and Procedures" in this Annual Report on Form 10-K.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our common stock.
Our second amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our second amended and restated certificate of incorporation and amended and restated bylaws include the following provisions:
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•provides for a classified board of directors; and
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.
Any provision of our second amended and restated certificate of incorporation, second amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this prospectus and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, and consists of approximately 23,083 square feet of space under a lease that expires on March 10, 2022. We use these facilities for finance, legal, human resources, information technology, engineering, product, sales and marketing and other administrative functions.

We operate six centralized inspection, reconditioning and storage Hubs located in Los Angeles, Sacramento, San Francisco and San Diego, California, Portland, Oregon, and Seattle, Washington, under leases that expire between February 28, 2023 and April 30, 2028. Additionally, we have product and engineering personnel in the Washington D.C. area, corporate operations in Los Angeles, and office space for personnel serving our seller market in Austin, Texas. Our corporate operations in Los Angeles are co-located with our hub, while our product and engineering team in Northern Virginia is currently remote but during 2020 was based in a co-working office facility pursuant to a lease which expired on January 31, 2021.

We believe our existing and planned inspection and reconditioning facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

During December 2020, we received an informal demand from a former financial advisor, claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. We have accrued an amount with respect to this matter that is not material.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
Market Information

Following the Merger, our Class A common stock and public warrants began trading on Nasdaq under the symbols “SFT” and “SFTTW,” respectively. At the closing of the Merger, each of our units that was not already trading separately was separated into its component share of common stock and one-half of one warrant to purchase one share of our common stock and the units, which were previously traded under the symbol “INSUU”, ceased to trade.

On December 28, 2020, the Company issued an aggregate of 1,745,078 shares of Class A common stock and $7.0 million in cash in exchange for the public warrants and an aggregate of 53,125 shares of Class A common stock and $0.2 million in cash (at the same exchange ratio offered to the public warrant holders) to the placement warrant holders in exchange for an aggregate of 212,500 placement warrants. The Company subsequently issued 124,253 additional shares of Class A common stock and distributed $0.5 million in cash on January 8, 2021 in exchange for all remaining public warrants that were outstanding at December 31, 2020 and the public warrants ceased to trade. The shares were issued pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended.

Holders of Record

As of March 16, 2021, there were 284 holders of record of our Class A common stock. These numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. Our flooring line of credit with U.S. Bank contains certain restrictive covenants that may limit the Company’s ability to make distributions.

Recent Sales of Unregistered Securities

In connection with the Merger, pursuant to subscription agreements dated June 29, 2020 (the “PIPE Subscription Agreements”) by and between Insurance Acquisition Corp. (“IAC”) and the investors party thereto (the “PIPE Investors”), who certified that they were qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended, or accredited investors as defined in Rule 501 under the Securities Act of 1933, as amended, with respect to a private placement of Class A common stock, the Company issued and sold to the PIPE Investors 18,900,000 shares of Class A common stock at a price per share of $10.00 (the “PIPE Investment”). The PIPE Investment was conditioned on the substantially concurrent closing of the Merger and other customary closing conditions. The proceeds from the PIPE Investment will be used, among other things, for general corporate purposes, which may include, but not be limited to, working capital for operations, repayment of indebtedness, capital expenditures and future acquisitions.

See “Market Information” above for a description of the Class A common stock issued to the holders of public warrants and placement warrants in connection with the exchanges of public warrants and placement warrants.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable to Smaller Reporting Companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements about Shift’s business, operations and industry that involve risks and uncertainties, such as statements regarding Shift’s plans, objectives, expectations and intentions. Shift’s future results and financial condition may differ materially from those currently anticipated by Shift as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Throughout this section, unless otherwise noted “we”, “us”, “our” and the “Company” refer to Shift and its consolidated subsidiaries.
Insurance Acquisition Corp. Merger
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”), by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. Upon the consummation of the Merger, Shift received approximately $300.9 million, net of fees and expenses. See Note 3 - Merger, in the accompanying consolidated financial statements for additional details regarding this transaction. For financial reporting purposes IAC is treated as the “acquired” company and Legacy Shift is treated as the accounting acquirer.
Overview
Shift is a leading end-to-end ecommerce platform transforming the used car industry with a technology-driven, hassle-free customer experience.
Shift’s mission is to make car purchase and ownership simple — to make buying or selling a used car fun, fair, and accessible to everyone. Shift provides comprehensive, technology-driven solutions throughout the car ownership lifecycle:
•finding the right car,
•having a test drive brought to you before buying the car,
•a seamless digitally-driven purchase transaction including financing and vehicle protection products,
•an efficient, fully-digital trade-in/sale transaction,
•and a vision to provide high-value support services during car ownership.
Each of these steps is powered by Shift’s software solutions, mobile transactions platform, and scalable logistics, combined with the Company’s six centralized inspection, reconditioning & storage centers, called Hubs.
Shift’s vision is to provide a comprehensive experience for car owners, driven by technology at every step of the consumer lifecycle. Our continued investments in our research and discovery functionality create a platform that draws customers to engage with the Shift website and provide a seamless search experience.
There are three ways to purchase a car from Shift:
•On-demand test drive: Shift conveniently brings any car to the customer’s desired location for a no-obligation, contactless test drive, usually at their home or work. If the customer chooses to purchase the vehicle, a Shift concierge staff can process the transaction on-the-spot via a mobile app.
•Buy online: Customers can buy a car sight-unseen without a test drive and have it delivered to their home quickly with the same seven-day return policy as is offered on cars bought in person.
•Hub test drive: Customers may come to one of Shift’s hub locations to see and test drive multiple cars. When they arrive, customers can scan a QR code on each car to immediately view all relevant details, including ownership & service history, inspection reports, vehicle history reports, and most importantly, dynamic pricing and market price comparisons. This immediate access to all relevant information — without having to rely on a salesman — puts customers in control.

Launched in 2014, Shift currently operates six West Coast Hubs capable of reaching over 85%1 of the California population and a large portion of the Oregon population, with proven success in San Francisco, Los Angeles and Orange County, San Diego, Sacramento, and Portland, recent expansion to Seattle in October 2020, and plans to expand to additional metropolitan areas. Each region is supported by one Hub location that acts as the central point for reconditioning and vehicle storage that also enables customers who prefer to browse inventory onsite. In 2020, the Company had $195.7 million of revenue. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With current operations out of six West Coast Hubs, which together account for only 14% of the U.S. population, Shift has significant runway for continued expansion.
Shift’s differentiated strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that Shift has the right car for buyers regardless of interest, need, budget, or credit. Shift is the only online dealer to offer a fully omni-channel fulfillment model, led by Shift’s patented system for managing on-demand test drives brought to customers at their preferred location, such as their home.
Regardless of the approach chosen by the customer, they will be supported by friendly Shift Concierge and Advisor team members. For all buyers, Shift offers a full suite of options to consumers to finance and protect their vehicle through the only mobile point-of-sale solution on the market. Through our platform, we connect customers to various lending partners for a completely digital end-to-end process for financing and service products. A customer can also complete a short online prequalification form and immediately see a filtered view of cars that meet their budget based on the financing options for which they are, statistically speaking, able to qualify. Customers can also get approved for financing before they even test drive a car, making it much more likely that the customer will purchase a car from us.
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, low fulfillment costs, and centralized software. For the year ended December 31, 2020, Shift sourced 88% of its inventory from consumer-sellers and partners driving industry-leading margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides Shift access to a deeper pool of scarce, highly desirable inventory.
Sellers are able to go to Shift.com, submit information on their car, and get a quote instantly. Shift uses a proprietary algorithm for pricing that utilizes current market information about market conditions, demand and supply, and car option data, among other factors. Using proprietary pricing and Shift-built mobile diagnostic tools, Shift provides an immediate quote for a customer’s trade-in vehicle, and will schedule an on-demand evaluation at the customer’s location by a member of Shift’s concierge staff. Shift provides selling customers with information on market rates and, when a customer is ready to sell their car, we can digitally initiate e-contracting and an ACH transfer and conveniently take the car on the seller’s behalf so the seller doesn’t even have to leave his or her home to sell their car.
Over time, we will expand our machine learning-enabled recommendation engine to help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a 70 Net Promoter Score (“NPS”), an order of magnitude higher score than traditional auto retailers. These positive experiences allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle (for example, vehicle maintenance plans), we will continue to establish a long-term customer base that will return for future transactions.
_________________________________________
1Includes MSA’s within 60 miles of Shift Hub facilities in San Francisco, Los Angeles, San Diego, Sacramento, Portland, and Seattle.

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing, vehicle protection, and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the years ended December 31, 2020 and 2019, was $195.7 million and $166.2 million, respectively. In 2020 and 2019, our revenue was impacted by contra-revenue charges of $0.6 million and $8.5 million, respectively related to certain milestones under our agreement with Lithia (see Note 10 - Related Party Transactions in the accompanying consolidated financial statements). We expect significant growth going forward as we expand geographically, increase market penetration, and increase ancillary product sales. Our adjusted gross profit is equal to the revenue from vehicle sales and services, exclusive of the impact of the warrants issued related to milestone achievement under our Lithia agreement, less the costs associated with acquiring and reconditioning the vehicle prior to sale. Adjusted gross profit is a non-GAAP financial measure used by our management team to assess our business and consists of gross profit adjusted for non-cash items as set forth below under “Non-GAAP Financial Measures.”
Inventory Sourcing
We source the majority of our vehicles directly from consumers and partners who use the Shift platform to resell trade-in and other vehicles. These channels provide scarce and desirable local inventory of used cars of greater quality than those typically found at auction. In addition to those primary channels, we supplement our vehicle acquisitions with purchases from auto auctions, as well as some vehicles sourced locally through the trade-in program of an original equipment manufacturer (“OEM”).
Proprietary machine learning-enabled software inputs vast quantities of data across both the supply and demand sides to optimize our vehicle acquisition strategy. As we grow volumes, we expect to improve the performance of our model to optimize our vehicle selection and disposal. To further increase our inventory, we intend to expand our current third-party relationships and enter into new partnerships that provide significant growth opportunities in a capital efficient manner.
Vehicle Reconditioning
All of the cars Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our six regional reconditioning Hub facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new Hub location) to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This key component of our reconditioning process impacts our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house. With a 60-mile test drive service radius from our hub to a customer’s home, each reconditioning facility is able to cover a large geographic range and service the surrounding metropolitan area. We plan to grow our reconditioning center network as we expand geographically and launch new markets.
Logistics Network
The primary component of our logistics network consists of intra-city concierge personnel and inter-city third-party carriers. Shift concierges are able to transport vehicles to and from customers, while providing a customer friendly white glove experience, including delivery, disposal, and at-home test drives. This provides the benefit of a seamless experience as well as an on-site sales support agent to guide the customer through the process. Our agreements with long distance haulers allow us to combine the nodes in our network and deliver vehicles between cities. Strategically, this provides customers with a broad set of inventory and a great speed of delivery.

Financing and Vehicle Protection Products
We generate revenue by earning no obligation referral fees for selling ancillary products to customers that purchase vehicles through the Shift platform. Since we earn fees for the financing and vehicle protection products we sell, also referred to as finance and insurance (“F&I”), our gross profit on these items is equal to the revenue we generate for the sale of those. Our current offering consists of financing from third-party lenders, guaranteed asset protection (“GAP”) waiver, and tire and wheel protection services. We plan to offer additional third-party products to provide a greater product offering to customers and expect these products to contribute to reaching our revenue and profitability targets.
Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Deeper Market Penetration Within Our Existing Markets
We believe that there remains a large opportunity to capture additional market share within our existing service areas. We’ve proven our ability to command a strong market share through effective marketing channels, as demonstrated by our current market share in our most established cities in the San Francisco area. We believe that with effective brand marketing, we will be able to reach similar market penetration in our other geographic markets.
Expansion into New Markets
We believe that a phased, capital efficient, expansion model results in the most cost-effective new market launch strategy in the industry. Our approach to market expansion is to implement controlled launches to expand our existing service territory. This approach both bolsters our existing markets (with new inventory being acquired in nearby cities), while simultaneously providing the new market with the local talent and resources required for a successful launch.
Improvements in Technology Platform
We are constantly investing in our technology platform to improve both customer experience and our business performance. We regularly implement changes to our software to help customers find the right car for them, while the machine learning component of our inventory and pricing model ensures we get the right cars at the right price. As our algorithms evolve, we are able to better monetize our inventory of vehicles through better pricing, while simultaneously customers are much more likely to purchase a car on our website, thus driving higher demand and sales volume.
Improvements in Reconditioning Processes
We learned early on from our experience in the used car sales business that to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history, and we are happy with what we have achieved. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment. We believe that our network of reconditioning centers and connecting logistics routes have excess capacity, which we plan to utilize as we increase retail sales volumes. Increasing capacity utilization will positively affect adjusted gross profit per unit (“Adjusted GPU”) by reducing per unit overhead costs. In the second half of 2020, due to hiring challenges in the COVID environment, our ability to grow our reconditioning teams could not keep pace with the consumer demand in the market, and we therefore outsourced the reconditioning process for select vehicles. While we believe we saw the greatest impact of this need in the third quarter, we continued to use third-party reconditioning in the fourth quarter of 2020 and will continue this into 2021 as our technician hiring catches up to our throughput targets.
Growth in Other Revenue from Existing Revenue Streams
We have made great strides over the past two years developing our “other revenue” streams, which comprise the financing and vehicle protection products that we can offer on our digital financing platform, and other ancillary products. We have invested in the technology, as well as the sales team, to increase the likelihood that consumers will purchase ancillary products in connection with the sale of a vehicle, and we see more opportunity for additional revenue within our existing channels purely from further expansion of our attach rates for our entire financing and vehicle protection product suite.

Growth in Other Revenue from Expansion of Product Offerings
We see great opportunity to further expand our other revenue streams through additional product offerings beyond the existing offerings on our platform. These incremental revenue streams will come in the form of on-boarding new lending partners to our existing loan program, as well as introducing entirely new financing and vehicle protection products to offer our customers. For example, in the first half of 2020, we added a tire and wheel protection program to our suite of product offerings. We intend to continue to grow this business segment to service every foreseeable need of our customers during the vehicle purchase process.
Seasonality
We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We have typically experienced higher revenue growth rates in the second and third quarters of the calendar year than in each of the first or fourth quarters of the calendar year (2019 was an exception to these quarterly trends, as our inventory position was highest entering 2019, which resulted in higher volume for the first quarter 2019). We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are an important source of car buyer down payments on used vehicle purchases. We believe that continued investments in growth, including effective marketing and new market entry, will allow us to maintain sales growth through seasonality, however we recognize that in the future our revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, specifically the automotive retail industry.
Impact of COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19, and in the following weeks, shelter-in-place ordinances were put into effect in regions where Shift operates. We saw a slowing of vehicle sales immediately following the shelter-in-place ordinances in March; however, within five weeks, we were back near our pre-COVID-19 weekly sales volumes. Although the ultimate impacts of COVID-19 remain uncertain, a recent survey found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic is accelerating trends of online adoption more broadly as consumers seek to avoid physical retail locations. We believe that this global pandemic will push people to look to alternative means of personal transportation, and our product is well suited to provide customers with a safe, clean means of transportation, through our contactless purchase and delivery processes. Therefore, while it remains possible that sustained or deepened impact on consumer demand resulting from COVID-19 or the related economic recession could negatively impact Shift’s performance, we believe that Shift is well positioned to weather the pandemic.
Ultimately, the magnitude and duration of the impact to Shift’s operations is impossible to predict due to:
•uncertainties regarding the duration of the COVID-19 pandemic and how long related disruptions will continue;
•the impact of governmental orders and regulations that have been, and may in the future be, imposed;
•the impact of COVID-19 wholesale auctions, state DMV titling and registration services and other third parties on which we rely; and
•the deterioration of economic conditions in the United States, as well as record high unemployment levels, which could have an adverse impact on discretionary consumer spending.
Non-GAAP Financial Measures
To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we present adjusted gross profit, described below, as a non-GAAP measure. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures — these non-GAAP financial measures are not intended to supersede or replace our GAAP results.

	Year Ended December 31,
	2020	2019
	($ in thousands)
Total gross profit:
GAAP total gross profit	$12,181	$(1,762)
Warrant impact adjustment (1)	637	8,467
Adjusted total gross profit	$12,818	$6,705

Ecommerce gross profit:
GAAP ecommerce gross profit	$4,123	$4,010
Warrant impact adjustment (1)	—	—
Adjusted ecommerce gross profit	$4,123	$4,010

Other gross profit:
GAAP other gross profit	$6,390	$3,150
Warrant impact adjustment (1)	637	673
Adjusted other gross profit	$7,027	$3,823

Wholesale gross profit:
GAAP wholesale gross profit	$1,668	$(8,922)
Warrant impact adjustment (1)	—	7,794
Adjusted wholesale gross profit	$1,668	$(1,128)
(1)Warrant impact adjustment refers to a commercial agreement with Lithia Motors, Inc. and a reclassification of revenue generated through certain consumer promotions to selling, general and administrative expenses. In the referenced commercial agreement, Lithia was granted stock warrants through the achievement of various milestones. Due to the nature of the agreement in place with Lithia, Shift is required to reduce revenue by the amount of the fair market value expense of the warrants issued to Lithia upon achievement of certain milestones.
Adjusted Gross Profit
Management evaluates our business based on an adjusted gross profit calculation that removes the financial impact associated with milestones achieved under our Lithia warrant arrangement, which resulted in reductions in revenue and gross profit in our consolidated financial statements as applicable to the periods presented. This is a non-cash adjustment, and we do not expect any material future non-cash gross profit adjustments related to the Lithia warrant agreement. We examine adjusted gross profit in aggregate as well as for each of our revenue streams: ecommerce, other, and wholesale.
Key Operating Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics measure the key drivers of our growth, including opening new hubs, increasing our brand awareness through unique site visitors and continuing to offer a full spectrum of used vehicles to service all types of customers.

	Year Ended December 31,
	2020	2019
Units:
Ecommerce units	9,497	8,263
Wholesale units	3,638	2,828
Total units sold	13,135	11,091

Ecommerce ASP	$16,641	$16,371
Wholesale ASP	$8,601	$9,833

Gross Profit per Unit
Ecommerce Gross Profit per Unit	$434	$485
Other Gross Profit per Unit	673	382
Wholesale Gross Profit per Unit	176	(1,080)
Total Gross Profit per Unit	$1,283	$(213)

Adjusted GPU
Ecommerce Adjusted GPU	$434	$485
Other Adjusted GPU	740	463
Wholesale Adjusted GPU	176	(137)
Total Adjusted GPU	$1,350	$811

Average monthly unique visitors	369,292	177,407
Average days to sale	55	66
Ecommerce vehicles available for sale	2,378	1,152
# of regional hubs(1)	6	5
____________
(1)As of December 31, 2020, the Seattle Hub was active for vehicle storage and sales but had not yet commenced vehicle reconditioning operations.
Ecommerce Units Sold
We define ecommerce units sold as the number of vehicles sold to customers in a given period, net of returns. We currently have a seven-day, 200 mile return policy. The number of ecommerce units sold is the primary driver of our revenues and, indirectly, gross profit, since ecommerce unit sales enable multiple complementary revenue streams, including all financing and protection products. We view ecommerce units sold as a key measure of our growth, as growth in this metric is an indicator of our ability to successfully scale our operations while maintaining product integrity and customer satisfaction.
Wholesale Units Sold
We define wholesale units sold as the number of vehicles sold through wholesale channels in a given period. While wholesale units are not the primary driver of revenue or gross profit, wholesale is a valuable channel as it allows us to be able to purchase vehicles regardless of condition, which is important for the purpose of accepting a trade-in from a customer making a vehicle purchase from us, and as an online destination for consumers to sell their cars even if not selling us a car that meetings our retail standards.
Ecommerce Average Sale Price
We define ecommerce average sale price (“ASP”) as the average price paid by a customer for an ecommerce vehicle, calculated as ecommerce revenue divided by ecommerce units. Ecommerce average sale price helps us gauge market demand in real-time and allows us to maintain a range of inventory that most accurately reflects the overall price spectrum of used vehicle sales in the market.

Wholesale Average Sale Price
We define wholesale average sale price as the average price paid by a customer for a wholesale vehicle, calculated as wholesale revenue divided by wholesale units. We believe this metric provides transparency and is comparable to our peers.
Gross Profit per Unit
We define gross profit per unit as the gross profit for ecommerce, other and wholesale each of which divided by the total number of ecommerce units sold in the period. We calculate gross profit as the revenue from vehicle sales and services less the costs associated with acquiring and reconditioning the vehicle prior to sale. Gross profit per unit is driven by ecommerce vehicle revenue, which generates additional revenue through attachment of our financing and protection products, and gross profit generated from wholesale vehicle sales. We present gross profit per unit from our three revenues streams, as Ecommerce gross profit per unit, Wholesale gross profit per unit and Other gross profit per unit.
Adjusted Gross Profit per Unit
We define adjusted gross profit per unit (“Adjusted GPU”) as the adjusted gross profit for ecommerce, other and wholesale, as described in “— Non-GAAP Financial Measures” above, each of which divided by the total number of ecommerce units sold in the period. Adjusted GPU is driven by ecommerce vehicle revenue, which generates additional revenue through attachment of our financing and protection products, and gross profit generated from wholesale vehicle sales. We present Adjusted GPU from our three revenues streams, as Ecommerce Adjusted GPU, Wholesale Adjusted GPU and Other Adjusted GPU. We believe Adjusted GPU is a key measure of our growth and long-term profitability.
Average Monthly Unique Visitors
We define a monthly unique visitor as an individual who has visited our website within a calendar month, based on data collected on our website. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. To classify whether a visitor is “unique”, we dedupe (a technique for eliminating duplicate copies of repeating data) each visitor based on email address and phone number, if available, and if not, we use the anonymous ID which lives in each user’s internet cookies. This practice ensures that we do not double-count individuals who visit our website multiple times within a month. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns and consumer awareness.
Average Days to Sale
We define average days to sale as the number of days between Shift’s acquisition of a vehicle and sale of that vehicle to a customer, averaged across all ecommerce units sold in a period. We view average days to sale as a useful metric in understanding the health of our inventory.
Ecommerce Vehicles Available for Sale
We define ecommerce vehicles available for sale as the number of ecommerce vehicles in inventory on the last day of a given reporting period. Until we reach an optimal pooled inventory level, we view ecommerce vehicles available for sale as a key measure of our growth. Growth in ecommerce vehicles available for sale increases the selection of vehicles available to consumers, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in ecommerce vehicles available for sale is an indicator of our ability to scale our vehicle purchasing, inspection and reconditioning operations.
Number of Regional Hubs
We define a Hub as a physical location at which we store and recondition units bought and sold within a market. Because of our omni-channel fulfillment model with our on-demand delivery test drive offering, we are able to service super-regional areas covering approximately a 60-mile radius from a single Hub location. This is a key metric as each Hub expands our service area as our service area, reconditioning and storage capacity.

Components of Results of Operations
Revenues
Ecommerce Vehicle Revenue
Shift sells used vehicles directly to its customers through our website. Revenue from used vehicle sales is recognized upon delivery to or pick-up by the customer. We recognize revenue at the total purchase price stated in the contract, including the Shift service fee, delivery charges, and other fees charged by Shift, net of discounts. Our return policy allows customers to initiate a return until the earlier of the first seven days or 200 miles after delivery. Revenue excludes any sales taxes and DMV registration fees that are collected from customers.
Other Revenue
We provide buyers on the platform with options for financing. All such services are provided by unrelated third-party vendors and we have agreements with each of these vendors giving us the right to offer such services on Shift’s Platform. When a buyer selects financing from these lenders, we earn a commission based on the actual price paid or financed. We also earn loan revenue through a margin on the lender interest rate. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations.
Customers purchasing used vehicles from us may also enter into contracts for vehicle service contracts, which we refer to as VSC, GAP waiver coverage, prepaid maintenance plans, and Appearance Protection Plans (“APP”). Shift sells and receives a commission on VSCs, GAP and prepaid maintenance plans, and APP’s under agreements with Ally Insurance Holdings, Automotive Warranty Services, Veritas, Your Mechanic, and Dent Wizard pursuant to which we sell VSCs that the service provider(s) administer and serve as the obligor. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other revenues. We may add other sellers of APP’s besides those listed in the future. As part of the agreement with Lithia, there is some ongoing contra-revenue associated with the financing component of our other revenue streams.
Wholesale Vehicle Revenue
We sell vehicles through wholesale auctions. These vehicles are primarily acquired from customers who trade-in their existing vehicles that do not meet our quality standards to list and sell through our website. Revenue from wholesale vehicle sales is recognized when the vehicle is sold at auction or directly to a wholesaler.
In December 2018, we agreed to sell cars to Lithia Motors, Inc., under a “one-sided marketplace,” which we refer to as OSM, program whereby we acquire cars in the Oxnard, Salem and Fresno markets directly from consumers and sell directly and solely to Lithia. In July 2019, the Salem OSM was discontinued after we launched the Portland Hub. We recognize revenue at the agreed upon purchase price stated in the contract, plus charges such as repairs.
Cost of Sales
Cost of sales includes the cost to acquire used vehicles and direct and indirect vehicle reconditioning costs associated with preparing the vehicles for resale. Vehicle reconditioning costs include parts, applied labor, unapplied labor, inbound transportation costs and other incremental costs, which are allocated to inventory via specific identification and standard costing. These costs include shipping costs of auction purchased vehicles, mechanical inspection, vehicle preparation supplies and services like initial wash and detail, and repair costs necessary for reconditioning the vehicle for resale. We have certain inventory that does not meet our specifications to sell to customers and dispose of this inventory through sales at auction, direct-to-wholesale or through other channels. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.
Gross Profit
Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit is the vehicle sales price minus our costs of sales associated with vehicles that we list and sell on our website.

Other Gross Profit
Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in gross profit and the associated drivers are identical to changes in revenues from these products and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit is the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price, and the mix in type of wholesale units sold (direct-to-wholesale units or ecommerce-to-wholesale units).
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include payroll and benefits other than those related to reconditioning vehicles, advertising, stock-based compensation expense, facilities costs, technology expenses and other administrative expenses.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which is between 2 – 5 years. Leasehold improvements are depreciated over the lesser of the useful life or lease term. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.
Non-Operating Expenses
Interest and other expense, net
Interest and other expense, net consists of interest paid on our borrowings, amortization of the fair value of the deferred borrowing costs amortization of the guarantee of the flooring line of credit facility by Lithia, and interest earned on bank deposits.
Change in fair value of financial instruments
Change in fair value of financial instruments represents gains or losses resulting from the periodic remeasurement of the fair value of liability classified financial instruments, including the Escrow Shares and certain contingently redeemable preferred stock warrants. See the “Fair Value Measurements” section of Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements for additional information.
Net Loss and Comprehensive Loss
Comprehensive loss includes all changes in equity (net assets) from non-owner sources during a period. There have been no items qualifying as comprehensive loss and, therefore the Company’s comprehensive loss was the same as its reported net loss.

Results of Operations
The following table presents our consolidated statements of operations and comprehensive loss for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue
Ecommerce revenue – net	$158,037	$135,277
Other revenue	6,390	3,150
Wholesale vehicle revenue	31,291	27,808
Total revenue	195,718	166,235
Cost of sales	183,537	167,997
Gross profit (loss)	12,181	(1,762)
Operating expenses:
Selling, general and administrative expenses	83,896	71,860
Depreciation and amortization	4,536	3,221
Total operating expenses	88,432	75,081
Loss from operations	(76,251)	(76,843)
Change in fair value of financial instruments	24,751	144
Interest and other expense, net	(7,646)	(3,784)
Net loss and comprehensive loss attributable to common stockholders	$(59,146)	$(80,483)

Presentation of Results of Operations
We present operating results down to gross profit from three distinct revenue channels:
Ecommerce Vehicles: The ecommerce channel within our Retail segment represents sales of used vehicles directly to our customers through our website.
Other: The other channel within our Retail segment represents fees earned on sales of value-added products associated with the sale of ecommerce vehicles.
Wholesale Vehicles: The Wholesale channel is the only component of our Wholesale segment and represents sales of used vehicles through wholesale auctions.

Year Ended December 31, 2020 and 2019
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Year Ended December 31,
	2020	2019	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$158,037	$135,277	16.8%
Other revenue	6,390	3,150	102.9%
Wholesale vehicle revenue	31,291	27,808	12.5%
Total revenue	$195,718	$166,235	17.7%

Cost of sales:
Ecommerce vehicle cost of sales	$153,914	$131,267	17.3%
Wholesale vehicle cost of sales	29,623	36,730	(19.3)%
Total cost of sales	$183,537	$167,997	9.3%

Gross profit:
Ecommerce vehicle gross profit	$4,123	$4,010	2.8%
Other gross profit	6,390	3,150	102.9%
Wholesale vehicle gross profit	1,668	(8,922)	(118.7)%
Total gross profit	$12,181	$(1,762)	(791.3)%

Adjusted gross profit:
Ecommerce vehicle adjusted gross profit	$4,123	$4,010	2.8%
Other adjusted gross profit	7,027	3,823	83.8%
Wholesale vehicle adjusted gross profit	1,668	(1,128)	(247.9)%
Total adjusted gross profit	$12,818	$6,705	91.2%

Unit sales information:
Ecommerce vehicle unit sales	9,497	8,263	14.9%
Wholesale vehicles unit sales	3,638	2,828	28.6%

Per unit selling prices:
Ecommerce vehicles	$16,641	$16,371	1.6%
Wholesale vehicles	$8,601	$9,833	(12.5)%

Gross profit per unit(2):
Ecommerce gross profit per unit	$434	$485	(10.5)%
Other gross profit per unit	673	382	76.2%
Wholesale gross profit per unit	176	(1,080)	(116.3)%
Total gross profit per unit	$1,283	$(213)	(702.3)%

Adjusted gross profit per unit (Adjusted GPU)(3):
Ecommerce Adjusted GPU	$434	$485	(10.5)%
Other Adjusted GPU	740	463	59.8%
Wholesale Adjusted GPU	176	(137)	(228.5)%
Total Adjusted GPU	$1,350	$811	66.5%
____________
(2)Gross profit per unit is calculated as gross profit for ecommerce, other and wholesale, each of which is divided by the total number of ecommerce units sold in the period
(3)Adjusted GPU is calculated as adjusted gross profit for ecommerce, other and wholesale, as described in “Non-GAAP Financial Measures” above, each of which divided by the total number of ecommerce units sold in the period. A reconciliation for Adjusted GPU to the nearest comparable GAAP metric (gross profit per unit) can be found in the table below.

The following table presents our gross profit per unit by channel for the periods indicated:

	Year Ended December 31,
	2020	2019
	($ per ecommerce unit)
Total gross profit per unit:
GAAP total gross profit per unit	$1,283	$(213)
Warrant impact adjustment per unit	67	1,024
Adjusted total gross profit per unit	$1,350	$811

Ecommerce gross profit per unit:
GAAP ecommerce gross profit per unit	$434	$485
Warrant impact adjustment per unit	—	—
Adjusted ecommerce gross profit per unit	$434	$485

Other gross profit per unit:
GAAP other gross profit per unit	$673	$382
Warrant impact adjustment per unit	67	81
Adjusted other gross profit per unit	$740	$463

Wholesale gross profit per unit:
GAAP wholesale gross profit per unit	$176	$(1,080)
Warrant impact adjustment per unit	—	943
Adjusted wholesale gross profit per unit	$176	$(137)
Ecommerce Vehicle Revenue
Fiscal 2020 Versus Fiscal 2019. Ecommerce vehicle revenue increased by $22.8 million, or 16.8%, to $158.0 million during the year ended December 31, 2020, from $135.3 million during the year ended December 31, 2019. This increase was primarily driven by an increase in ecommerce unit sales as we sold 9,497 ecommerce vehicles in the year ended December 31, 2020, compared to 8,263 ecommerce vehicles in the year ended December 31, 2019, offset by a slight decrease in average selling price. The increase was also driven by the decrease in contra revenue charges related to the Lithia warrants to $0.6 million in 2020 from $8.5 million in 2019.
Other Revenue
Fiscal 2020 Versus Fiscal 2019. Other revenue increased by $3.2 million, or 102.9%, to $6.4 million during the year ended December 31, 2020, from $3.2 million during the year ended December 31, 2019. This increase was primarily due to improved sales of our finance and insurance product offerings resulting from investment in our lending partnerships, sales teams and technology platform.
Wholesale Vehicle Revenue
Fiscal 2020 Versus Fiscal 2019. Wholesale vehicle revenue increased by $3.5 million, or 12.5%, to $31.3 million during the year ended December 31, 2020, from $27.8 million in the year ended December 31, 2019. The increase was primarily due to a increase in unit sales as we sold 3,638 wholesale vehicles in the year ended December 31, 2020, compared to 2,828 wholesale vehicles in the year ended December 31, 2019.
Cost of Sales
Fiscal 2020 Versus Fiscal 2019. Cost of sales increased by $15.5 million, or 9.3%, to $183.5 million during the year ended December 31, 2020, from $168.0 million in the year ended December 31, 2019. The increase was primarily due to an increase in unit sales as we sold 13,135 total vehicles in the year ended December 31, 2020, compared to 11,091 total vehicles in the year ended December 31, 2019. As a percentage of sales, cost of sales decreased from 101% during 2019 to 94% during 2020.

Ecommerce Vehicle Gross Profit
Fiscal 2020 Versus Fiscal 2019. Ecommerce vehicle gross profit increased by $0.1 million, or 2.8%, to $4.1 million during the year ended December 31, 2020, from $4.0 million in the year ended December 31, 2019. The increase was primarily driven by the increase in sales volume, offset by a decrease in ecommerce gross profit per unit to $434 per unit for the year ended December 31, 2020, from $485 per unit in the year ended December 31, 2019. This decrease in ecommerce gross profit per unit was primarily driven by higher reconditioning costs as a result of a greater percentage of units that were reconditioned by third-party partners (versus internal reconditioning).
Other Gross Profit
Other gross profit per unit and other Adjusted GPU increased to $673 and $740 per unit, respectively, during the year ended December 31, 2020, from $382 and $463 per unit, respectively, in the comparable period in 2019. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Fiscal 2020 Versus Fiscal 2019. Wholesale vehicle gross profit increased by $10.6 million to $1.7 million during the year ended December 31, 2020, from a loss of $8.9 million in the comparable period in 2019. The increase was primarily driven by an increase in wholesale gross profit per unit, which grew to $176 per unit for the year ended December 31, 2020, from a loss of $(1,080) per unit in the comparable period in 2019. On a per-unit basis, this increase was mainly driven by the absence of $943 per unit of 2019 contra-revenue charges related to Lithia milestones (See Note 10 to the accompanying consolidated financial statements).
Components of SG&A

	Year Ended December 31,
	2020	2019	Change
	($ in thousands)
Compensation and benefits(1)	$33,565	$33,226	1.0%
Marketing expense	23,271	6,957	234.5%
Other costs(2)	27,060	31,677	(14.6)%
Total selling, general and administrative expenses	$83,896	$71,860	16.7%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.
Fiscal 2020 Versus Fiscal 2019. Selling, general and administrative expenses increased by $12.0 million, or 16.7%, to $83.9 million during the year ended December 31, 2020, from $71.9 million in the comparable period in 2019. The increase was primarily due to an increase in marketing expenses of $16.3 million, driven by our initiative to drive unit sales growth by investing in brand marketing. Partially offsetting the increase was the decrease in other costs of $(4.6) million that was driven mainly by the absence of the expense effects of the Lithia agreement incurred in 2019. Refer to Note 10 - Related Party Transactions of the “Notes to Consolidated Financial Statements” for additional information.
Other income (expense)

	Years Ended December 31,
	2020	2019	Change
	($ in thousands)
Change in fair value of financial instruments	24,751	144	17088.2%
Interest and other expense, net	(7,646)	(3,784)	102.1%

Fiscal 2020 Versus Fiscal 2019. Other income (expense) increased to $17.1 million during the year ended December 31, 2020, from $(3.6) million in the comparable period in 2019. The increase was primarily due to a gain of $34.2 million resulting from the remeasurement to fair value of the Escrow Shares liability recognized in connection with the Merger. This gain is offset by losses on remeasurement of $9.5 million related to contingently redeemable preferred stock warrants that were outstanding prior to their settlement as part of the Merger. The remeasurement gains and losses on these instruments were primarily driven by the change in the fair value of our common stock between measurement dates, and are also affected by changes to other valuation inputs such as the expected future volatility of our common stock.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through December 31, 2020 primarily includes proceeds from the Merger and PIPE financing (see Note 3 - Merger), sales of convertible preferred stock, and proceeds from our flooring line of credit facility with U.S. Bank in 2020 and 2019, which we refer to as the FLOC, and proceeds from the Delayed Draw Term Loan, which we refer to as the DDTL, with Lithia in 2020 and 2019. Refer to Note 7 - Borrowings and Note 10 - Related Party Transactions in our “Notes to Consolidated Financial Statements” for additional information.
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc., by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Shift Platform, Inc., with Shift Platform, Inc. continuing as the surviving entity and a wholly owned subsidiary of IAC (the “Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. We refer to the Company prior to the consummation of the Merger as “Legacy Shift”. Upon the consummation of the Merger, Shift received approximately $240.4 million net of fees and expenses. See Note 3 - Merger in the “Notes to Consolidated Financial Statements” for additional details regarding this transaction. This capital will not only contribute to our long-term growth goals but we expect this funding to extend our expected liquidity.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $274.4 million as of December 31, 2020. Further, during the year ended December 31, 2020, the Company had negative operating cash flows of $85.9 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. Due to the economic uncertainty caused by the novel coronavirus pandemic, the debt and equity markets have become less predictable and obtaining financing on favorable terms and at favorable rates has become more difficult.
Debt obligations
As of December 31, 2020 we had total outstanding debt of $13.9 million under the Floorplan Facility. Over the course of 2020, our weighted average interest rate on our borrowings was 3.8%.
In April 2020, we received loans with a current total outstanding amount of approximately $6.1 million from the Small Business Administration under the Paycheck Protection Program (the “PPP Loans”) to help us keep our workforce employed and avoid further headcount reduction during the COVID-19 crisis. The full amount of the PPP Loans was repaid in connection with the closing of the Merger in October 2020.
In September 2018, the Company entered into the DDTL with Lithia, whereby Lithia agreed to make up to two term loans (“Term Loan A” and “Term Loan B”) from November 29, 2019, to June 12, 2020 (extended by amendment to July 31, 2020), with a maximum principal amount of $12.5 million per term loan. Interest accrues on the outstanding principal amount of each Term Loan at a rate equal to LIBOR plus 0.50% and the applicable margin at the date of determination and is payable monthly. In December 2019, the Company drew down on Term Loan A in the amount of $12.5 million. In July 2020, the Company drew down $12.5 million on the DDTL to fund Term Loan B. The DDTL, including both Term Loans A and B, was repaid in full on November 10, 2020.
See Note 7 of the “Notes to Consolidated Financial Statements” for additional information regarding the Company’s debt obligations.

Cash Flows — Year Ended December 31, 2020 and 2019
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	($ in thousands)
Cash Flow Data:
Net cash used in operating activities	$(85,852)	$(28,209)
Net cash used in investing activities	(4,879)	(6,553)
Net cash (used in) provided by financing activities	281,696	7,246
Operating Activities
For the year ended December 31, 2020, net cash used in operating activities was $85.9 million, an increase of $57.6 million from cash used in operating activities of $28.2 million for the year ended December 31, 2019. The timing and magnitude of inventory purchases in 2019 and 2020 drove $55.8 million of the increase. In 2019, the Company lowered inventory levels and so sold more inventory than was acquired during the period. During the second half of 2020, the Company began using cash to build inventory in anticipation of future sales growth.
Investing Activities
For the , year ended December 31, 2020, net cash used in investing activities of $4.9 million was primarily driven by the capitalization of website and internal-use software costs.
For the year ended December 31, 2019, net cash used in investing activities of $6.6 million was primarily driven by the capitalization of website and internal-use software costs.
Financing Activities
For the year ended December 31, 2020, net cash provided by financing activities was $281.7 million, primarily due to proceeds from the Merger and PIPE financing of $300.9 million, offset by repayment of the $25.0 million Delayed Draw Term Loan and $6.1 million SBA PPP Loan.
For the year ended December 31, 2019, net cash provided by financing activities was $7.2 million, primarily due to net repayments on the flooring line of credit of $11.1 million, offset by proceeds from the delayed draw term loan of $12.5 million and issuance of convertible preferred stock of $5.8 million.
Contractual Obligations
As of December 31, 2020, the Company reported a liability for vehicles acquired under OEM program of $11.5 million. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price plus 50% of excess estimated sales price over this original acquisition price.
The Company has various operating leases of real estate and equipment. See Note 11 to the accompanying consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Effects of Inflation
We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified the following critical accounting policies:
Revenue
We recognize revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Control passes to the customer at the time of delivery or pick-up. We may collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales.
We have determined that a portion of the value associated with warrant consideration paid to Lithia, as a customer of Shift, should be treated as contra-revenue.
We recognize revenue at a point in time as described below.
Ecommerce Vehicle Revenue
We sell used vehicles to retail customers through the platform. The transaction price for used vehicles is a fixed amount as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent non-cash consideration which we measure at stated contract price for each specific vehicle. We satisfy our performance obligation and recognize revenue for ecommerce vehicle revenue at a point in time when the vehicles are delivered to or picked up by the customer. The revenue recognized by Shift includes the transaction price, including any service fees. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
We receive payment for vehicle sales directly from the customer at the time of sale or, if the customer uses financing, from third-party financial institutions within a short period of time following the sale if the customer obtains financing. For any payments received prior to the delivery or pick-up of used vehicles, these transactions are recorded within the consolidated balance sheets until delivery or pick-up.
Our return policy allows customers to initiate a return during the first seven days or 200 miles after delivery. Ecommerce vehicle revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. The returns reserve was immaterial at December 31, 2020, and December 31, 2019.
Other Revenue
We provide buyers on our platform with options for financing and vehicle protection products. All such services are provided by unrelated third-party vendors and we have agreements with each of these vendors giving us the right to offer such services on its platform. When a buyer selects a service from these providers, we earn a commission based on the actual price paid/financed. We concluded that we are an agent for these transactions because we do not control the products before they are transferred to the customer. Accordingly, we recognize commission revenue at the time of sale.
Wholesale Vehicle Revenue
We sell vehicles through wholesale auctions. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles and such vehicles do not meet our quality standards to list and sell through our website. We satisfy our performance obligation and recognize revenue for wholesale vehicle revenue at a point in time when the vehicle is sold at auction or directly to a wholesaler. The transaction price is typically due and collected within one week of the date of the sale.

In December 2018, we agreed to sell cars to Lithia Motors, Inc., under an OSM program whereby we acquire cars primarily from consumers in the Oxnard, Salem and Fresno markets and re-sell them to Lithia. In July 2019, the Salem OSM was discontinued due to coverage overlap with the Shift Portland Hub. We recognize revenue at the agreed upon purchase price stated in the contract, plus charges such as repairs. Payment is normally made within two weeks of delivery.
Contract Costs
We elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Valuation of Inventory
Inventory consists of used vehicles, primarily acquired through auction and individual sellers, as well as some vehicles sourced locally through the trade-in program of an OEM. Inventory is stated at the lower of cost or net realizable value. Acquisition costs, vehicle reconditioning costs include parts, applied labor, unapplied labor, inbound transportation costs and other incremental costs, which are allocated to inventory via specific identification and standard costing. Inventory cost is determined by specific identification. Net realizable value is based on the estimated selling price derived from historical data and trends, such as sales price and average days to sale of similar vehicles, as well as independent, market resources less costs to complete, dispose and transport the vehicles. To the extent that there are significant changes to estimated vehicle selling prices or decreases in demand for used vehicles, there could be significant adjustments to reflect our inventory at net realizable value.
Determination of the Fair Value of Common Stock
A public trading market for our common stock has been established in connection with the completion of the Merger. As such, it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.
Prior to the Merger, there was no public market for our common stock. The estimated fair value of our common stock was determined by our board of directors as of the date of each option grant with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.
Income Taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2020, and December 31, 2019, respectively, we recorded a full valuation allowance on our deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense
We classify stock-based awards granted in exchange for services as either equity awards or as liability awards. Stock-based compensation expense related to awards to employees and non-employees are measured at the grant date based on the fair value of the award. The calculation of the stock-based compensation is based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate. The fair value of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service period, which is generally the vesting period. We elect to account for forfeitures as they occur by reversing compensation cost if the award is forfeited.
Determination of the Fair Value of Financial Instruments
Convertible Preferred Stock Warrant Liability
Warrants for shares that are contingently redeemable are classified as liabilities in the consolidated balance sheets. At initial recognition, the Company classifies these warrants as liabilities on the balance sheets at their estimated fair value. The preferred warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss. All outstanding convertible preferred stock warrants were settled prior to the Merger.
The determination of the fair value of the warrants is based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate.
Escrow Shares
The former Legacy Shift stockholders are entitled to receive up to an additional 6,000,218 shares of the Company’s common stock (the “Escrow Shares”). The Escrow Shares were issued to a third-party escrow agent in connection with the closing of the Merger, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the Merger. The Escrow Shares will be released to the beneficiaries if the price of our common stock meets certain thresholds in the 30 months following the closing of the Merger (see Note 3 - Merger in the accompanying consolidated financial statements for additional information). The Escrow shares will be returned to the Company if these thresholds are not reached.
The Escrow Shares meet the accounting definition of a derivative financial instrument. As the number of Escrow Shares that will ultimately be released is partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares are not considered to be indexed to the Company’s common stock and are therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones is recorded to financial instruments liability on the consolidated balance sheet at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability are recorded in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss.
The fair value of the Escrow Shares is determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The fair value of the Escrow Shares liability is expected to vary primarily with the price of our common stock and expected volatility, and to vary inversely with the remaining term of the escrow.

Recently Issued Accounting Standards
See the sections titled “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” in Note 2 in the “Notes to Consolidated Financial Statements” for additional information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable to Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shift Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shift Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders' equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 18, 2021

We have served as the Company's auditor since 2018.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$233,936	$42,976
Accounts receivable, net	8,426	1,839
Inventory	49,086	18,198
Prepaid expenses and other current assets	5,478	1,899
Total current assets	296,926	64,912
Property and equipment, net	2,123	2,120
Capitalized website and internal use software costs, net	6,542	5,679
Restricted cash, non-current	1,605	1,600
Deferred borrowing costs	2,149	5,184
Other non-current assets	2,748	3,274
Total assets	$312,093	$82,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,675	$1,967
Accrued expenses and other current liabilities	22,286	5,954
Flooring line of credit	13,870	16,245
Total current liabilities	46,831	24,166
Related party long term note, net, non-current	—	8,505
Financial instruments liability	25,230	4,810
Other non-current liabilities	2,850	1,954
Total liabilities	74,911	39,435
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at December 31, 2020 and 2019, respectively; after recapitalization there are no preferred shares issued or outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2020 and 2019, respectively; 83,904,182 and 31,394,963 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	3
Additional paid-in capital	511,617	258,628
Accumulated deficit	(274,443)	(215,297)
Total stockholders’ equity	237,182	43,334
Total liabilities and stockholders’ equity	$312,093	$82,769
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue
Ecommerce revenue – net	$158,037	$135,277
Other revenue	6,390	3,150
Wholesale vehicle revenue	31,291	27,808
Total revenue	195,718	166,235
Cost of sales	183,537	167,997
Gross profit (loss)	12,181	(1,762)
Operating expenses:
Selling, general and administrative expenses	83,896	71,860
Depreciation and amortization	4,536	3,221
Total operating expenses	88,432	75,081
Loss from operations	(76,251)	(76,843)
Change in fair value of financial instruments	24,751	144
Interest and other expense, net	(7,646)	(3,784)
Net loss and comprehensive loss attributable to common stockholders	$(59,146)	$(80,483)
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(25.30)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	18,933,980	3,181,273
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	As of December 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	255,237,101	$223,631	37,432,555	$3	$34,997	$(215,297)	$(180,297)
Retroactive application of recapitalization	(255,237,101)	(223,631)	(6,037,592)	—	223,631		223,631
Adjusted balance, beginning of period	—	—	31,394,963	3	258,628	(215,297)	43,334
Issuance of common stock upon exercise of vested options	—	—	1,127,190	—	1,234	—	1,234
Repurchase of shares related to early exercise options	—	—	(7,793)	—	—	—	—
Vesting of early exercised options	—	—	—	—	1,046	—	1,046
Stock-based compensation expense	—	—	—	—	2,945	—	2,945
Shift series C warrant redemption	—	—	226,535	—	1,102	—	1,102
Lithia warrants redemption	—	—	9,312,736	1	13,204	—	13,205
Merger and PIPE financing	—	—	40,053,338	4	240,404	—	240,408
Non-cash bonuses in satisfaction of loans to related parties (See Note 10)	—	—	—	—	247	—	247
Warrant exchange	—	—	1,797,213	—	(7,193)	—	(7,193)
Net loss and comprehensive loss	—	—	—	—	—	(59,146)	(59,146)
Balance at December 31, 2020	—	$—	83,904,182	$8	$511,617	$(274,443)	$237,182

	As of December 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	247,216,590	$213,461	39,878,225	$3	$12,542	$(134,814)	$(122,269)
Retroactive application of recapitalization	(247,216,590)	(213,461)	(9,081,281)	—	213,461	—	213,461
Adjusted balance, beginning of period	—	—	30,796,944	3	226,003	(134,814)	91,192
Adoption of ASU 2018-07 (See Note 2)	—	—	—	—	3,915	—	3,915
Additional Series C-1 issuance costs	—	—	—	—	(34)	—	(34)
Issuance of Series D convertible preferred, net of issuance costs of $7 (1)	—	—	488,706	—	5,793	—	5,793
Issuance of warrants upon achievement of milestones	—	—	—	—	17,910	—	17,910
Issuance of common stock upon exercise of vested options	—	—	131,544	—	157	—	157
Issuance of common stock upon early exercise of options	—	—	12,207	—	—	—	—
Vesting of early exercised options	—	—	—	—	98	—	98
Adjustment of vested shares from recourse promissory note	—	—	—	—	(107)	—	(107)
Repurchase of shares related to early exercised options	—	—	(34,438)	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	1,688	—	1,688
Exchange of common shares for Series D preferred shares (1)	—	—	—	—	3,235	—	3,235
Net loss and comprehensive loss	—	—	—	—	—	(80,483)	(80,483)
Balance at December 31, 2019	—	$—	31,394,963	$3	$258,628	$(215,297)	$43,334

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,146)	$(80,483)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Depreciation and amortization	4,536	3,221
Stock-based compensation expense	2,614	1,382
Change in fair value of financial instruments (See Note 2)	(24,751)	(144)
Non-cash bonuses in satisfaction of loans to related parties (See Note 10)	247	—
Non-cash expense upon milestone achievement (see Note 10)	—	6,932
Contra-revenue associated with milestones (see Note 10)	637	8,467
Amortization of debt discount	7,030	4,200
Compensation expense from exchange of common stock	—	4,825
Changes in operating assets and liabilities:
Accounts receivable	(6,587)	2,238
Inventory	(30,888)	24,874
Prepaid expenses and other current assets	(3,579)	(626)
Other non-current assets	(228)	(98)
Accounts payable	8,094	(3,185)
Accrued expenses and other current liabilities	15,484	(162)
Other non-current liabilities	685	350
Net cash, cash equivalents, and restricted cash used in operating activities	(85,852)	(28,209)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(984)	(1,688)
Capitalized website and internal-use software costs	(3,895)	(4,865)
Net cash, cash equivalents, and restricted cash used in investing activities	(4,879)	(6,553)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from delayed draw term loans	12,500	12,500
Repayment of delayed draw term loans	(25,000)	—
Proceeds from SBA PPP loans	6,055	—
Repayment of SBA PPP loans	(6,055)	—
Proceeds from flooring line of credit facility	96,355	112,424
Repayment of flooring line of credit facility	(98,613)	(123,564)
Net contributions from merger and PIPE financing	300,900	—
Exchange of warrants for cash	(7,193)	—
Proceeds from issuance of convertible preferred stock	—	5,800
Issuance costs related to convertible preferred stock	—	(41)
Proceeds from stock option exercises, including from early exercised options	2,753	157
Repurchase of shares related to early exercised options	(6)	(30)
Net cash, cash equivalents, and restricted cash provided by financing activities	281,696	7,246
Net increase (decrease) in cash, cash equivalents and restricted cash	190,965	(27,516)
Cash, cash equivalents and restricted cash, beginning of year	44,576	72,092
Cash, cash equivalents and restricted cash, end of year	$235,541	$44,576
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$871	$1,262
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vesting of early exercised options	$1,046	$98
Stock based compensation capitalized to website and internal-use software	$331	$306
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS
Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”) was incorporated in the State of Delaware on December 9, 2013. The Company conducts its business through Legacy Shift and its wholly owned subsidiaries Shift Operations, LLC, and Shift Finance, LLC.
The Company is based in and operates out of San Francisco, California and operates hubs to purchase, recondition and sell vehicles in San Francisco, Los Angeles, Sacramento, San Diego, Portland and Seattle. Shift operates an innovative platform to make car purchases, car sales and ownership simple. Shift’s innovative platform, which includes proprietary pricing technology, provides consumers with a digital purchase and selling experience, and includes offerings throughout the sales cycle, including vehicle pickup and delivery at a customer’s location.
The Company currently is organized into two reportable segments: Retail and Wholesale. The Retail segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicles sales such as vehicle service contracts, guaranteed asset protection waiver coverage, prepaid maintenance plans, and appearance protection plans. The Wholesale segment represents sales of used vehicles through wholesale auctions or directly to a wholesaler (“DTW”).
Insurance Acquisition Corp. Merger
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Legacy Shift by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. Upon the consummation of the Merger, Shift received approximately $300.9 million, net of fees and expenses. See Note 3 - Merger for additional details regarding this transaction.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic, and the Company expects its operations in all locations to be affected as the virus continues to proliferate. The Company saw a slowing of vehicle sales immediately following the shelter in place ordinances in March; however, within five weeks, weekly sales volume rebounded nearly to pre-COVID-19 volumes. The Company has adjusted certain aspects of its operations to protect its employees and customers while still meeting customers’ needs for vital technology, including implementing contactless purchase and delivery processes and applying long-term antimicrobial surface and air protection systems for its entire inventory.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The income tax benefits include a favorable increase in the interest expense limitation under section 163(j), allowing a five-year net operating loss (“NOL”) carryback provision for certain NOLs, and increasing the amount of NOLs corporations may use to offset income for taxable years beginning before 2021. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act would significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral is effective from the enactment date through December 31, 2020. As of December 31, 2020, the Company deferred $1.3 million. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022. In April 2020, the Company, through its subsidiaries Shift Technologies and Shift Operations, also borrowed unsecured loans (“PPP Loans”) under the Paycheck Protection Program established under the CARES Act. These loans were repaid with proceeds from the Merger. See Note 7 - Borrowings for additional information regarding the PPP Loans.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the valuation of vehicle inventory, capitalized website and internal-use software development costs, warrants, stock-based compensation and the valuation allowance related to deferred tax assets.
Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, cash and cash equivalents consisted of bank deposits, money market placements and demand deposits with third-party payment platforms.
Restricted Cash
The restricted cash includes amounts related to letters of credit required in conjunction with lease agreements and collateral related to state licensing requirements. As of December 31, 2020 and 2019, the restricted cash balance was $1.6 million and $1.6 million respectively.
Accounts Receivable, Net
Accounts receivable are primarily due from the partner financial institutions that provide financing to our customers, and are recorded net of any allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions and other factors and is evaluated periodically. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $46 thousand and $0.1 million, respectively. Write-offs were immaterial during the years ended December 31, 2020 and 2019.
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents were deposited in accounts at one financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Credit risk with respect to accounts receivable is generally not significant due to diversity of the Company’s customers. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2020 and 2019. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
As of December 31, 2020 and 2019, receivables from three entities accounted for 58% and 63%, respectively, of the Company’s accounts receivable balance. For the years ended December 31, 2020 and 2019, no customers accounted for more than 10% of the Company’s revenue.
Inventory
Inventory consists of used vehicles, primarily acquired through individual sellers, trade-ins to original equipment manufacturers, and auction. Inventory cost is determined by specific identification and includes acquisition costs, direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental costs that are capitalized as a component of inventory.
At December 31, 2020 and 2019, inventory was stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2020 and 2019, the Company charged $0.5 million and $1.7 million to cost of sales to reduce the carrying value of inventory to net realizable value.
Property and Equipment, Net
Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, over an estimated useful life of two to five years for most assets. Leasehold improvements are depreciated over the lesser of the useful life or lease term. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.
Capitalized Website and Internal-Use Software Development Costs, Net
The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Amortization is computed using the straight-line method over 3 years.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of such assets. The Company has not recognized any impairment losses during the years ended December 31, 2020 and 2019.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Deferred Borrowing Costs
Deferred borrowings costs are associated with the fair value of the loan guarantee and the fair value of the Delayed Draw Term Loan facility (“DDTL”). Costs related to the fair value of the loan guarantee which are associated with the flooring line of credit are reported as long term assets at each reporting date that such costs were outstanding. Costs related to the fair value of the DDTL are presented net against the related term loan on the consolidated balance sheets. Deferred borrowing costs are amortized into interest expense over the expected term of the related facility. Upon repayment of the DDTL in November 2020, the remaining unamortized deferred borrowing costs of $2.9 million were written off to interest expense on the consolidated statements of operations and comprehensive loss. See Note 7 -Borrowings and Note 10 - Related Party Transactions for further discussion regarding the deferred borrowing costs.
Revenue Recognition
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2019, using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which the Company historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.
In accordance with ASC 606, the Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Control passes to the customer at the time of delivery or pick-up. The Company may collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales. On occasion, the Company may provide cash or non-cash payments to a customer, including in the form of equity, in such cases the Company accounts for such payments under the guidance for consideration payable to a customer and considers whether such amount should be reflected as contra-revenue.
The Company recognizes revenue at a point in time as described below.
Ecommerce Revenue
The Company sells used vehicles to its retail customers through its platform. The transaction price for used vehicles is a fixed amount as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent non-cash consideration which the Company measures at stated contract price for each specific vehicle. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the vehicles are delivered to or picked up by the customer. The revenue recognized by the Company includes the agreed upon transaction price, including any service fees. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers. The Company accounts for consideration payable to a customer as a reduction of the transaction price such as discounts, rebates and price concession and, therefore, reduction in revenue.
The Company receives payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing. For any payments received prior to delivery or pick-up of used vehicle, such amounts are deferred and are recorded as a contract liability within current liabilities on the consolidated balance sheets until delivered or picked-up.
Through December 31, 2019, the Company’s return policy allowed customers to initiate a return during the first five days or 200 miles after delivery. In the first quarter of fiscal year 2020, the Company extended the return policy to seven days after delivery. Ecommerce revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. The returns reserve was immaterial as of December 31, 2020 and 2019.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Other Revenue
The Company provides buyers on its platform with options for financing, insurance, and extended warranties, as well as other value-added products such as vehicle service contracts, gap waiver protection and wheel and tire coverage. All such services are provided by unrelated third-party vendors and the Company has agreements with each of these vendors giving the Company the right to offer such services on its platform.
When a buyer selects a service from these providers, the Company earns a commission based on the actual price paid or financed. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. Accordingly, the Company recognizes commission revenue at the time of sale.
Wholesale Vehicle Revenue
The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles and such vehicles do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold at auction or directly to a wholesaler. The transaction price is typically due and collected within one week of the date of the sale.
Contract Costs
The Company elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Cost of Sales
Cost of sales includes the cost to acquire used vehicles and direct and indirect vehicle reconditioning costs associated with preparing the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs and other incremental costs. These costs include shipping costs of auction purchased vehicles, mechanical inspection, vehicle preparation supplies and repair costs necessary for reconditioning the vehicle for resale. The Company has certain inventory that does not meet its specifications to sell to retail customers and sells this inventory through sales at auction, directly to a wholesaler (“DTW”) or through other channels. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.
Shipping and Handling
The Company’s logistics costs related to transporting its used vehicle inventory primarily include third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the consolidated statements of operations and comprehensive loss and were $1.9 million and $1.8 million during the years ended December 31, 2020 and 2019, respectively, excluding compensation and benefits.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include payroll and facilities, other than those related to reconditioning vehicles; advertising; stock-based compensation expense; technology expenses and other administrative expenses. For the years ended December 31, 2020 and 2019, advertising expense was $21.6 million and $5.6 million, respectively. Advertising costs are expensed as incurred.
Stock-Based Compensation Expense
Stock-based compensation expense related to awards to employees are measured at the grant date based on the fair value of the award. The fair value of the award is expensed on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elects to account for forfeitures as they occur by reversing compensation cost if the award is forfeited. Exercises of option awards are settled by issuing new shares.
Prior to the adoption of ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, on January 1, 2019, for non-employee awards where a measurement date had not been achieved, the Company remeasured and recognized the change in fair value of awards issued to non-employees that occurred in a given reporting period within the statements of operations and comprehensive loss. Following adoption of ASU 2018-07, accounting requirements for equity-based awards to non-employees are aligned with those to employees, including measuring the equity instruments at the grant-date fair value The impact of adoption of this standard did not have a material effect on non-employee awards, other than the reclassification of certain warrants, as discussed in the common stock warrant policy footnote.
See Note 9 - Stock-Based Compensation Plans for additional information on stock-based compensation.
Convertible Preferred Stock Warrant Liability
Warrants for shares that are contingently redeemable are classified as liabilities in the consolidated balance sheets. At initial recognition, the Company classifies these warrants as liabilities on the balance sheets at their estimated fair value. The preferred warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss. All outstanding convertible preferred stock warrants were settled prior to the Merger. See Note 3 - Merger for additional information these warrants.
Common Stock Warrant
Prior to the Merger on October 13, 2020, all outstanding common stock warrants issued by Legacy Shift were settled. As a result of the Merger the company assumed IAC’s 7,745,000 outstanding common stock warrants. In December 2020, the Company issued a tender offer to repurchase these warrants in exchange for 0.25 shares of Class A common stock and $1.00 in cash each. See Note 3 - Merger and Note 8 - Stockholders' Equity for additional information.
Prior to the adoption of ASU 2018-07 on January 1, 2019, certain warrants with non-employees were determined to be liability classified and were remeasured at each balance sheet date. Upon adoption of ASU 2018-07, certain warrants on common shares related to non-employee compensation in the amount of $3.9 million were reclassified into additional paid-in capital within equity and are no longer subject to remeasurement.
Interest and Other Income
Interest and other income is comprised of bank interest and other miscellaneous items.
Interest Expense
Interest expense includes interest incurred from the flooring line of credit facility, which is used to finance the purchase of vehicles, as well as the amortization of deferred borrowing costs and other miscellaneous items.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of December 31, 2020 and 2019, all liability-classified financial instruments that are remeasured on a recurring basis have been valued using Level 3 inputs. The determination of the fair value of the Series C and Lithia warrants is based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate.
The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 60.93% and 63.93% as of the Merger date and December 31, 2020, respectively, based on the historical volatility of comparable publicly traded companies.
The below table illustrates the changes in the fair value of the Company’s Level 3 financial instruments:

(in thousands)	2020	2019
Balance as of January 1	$4,810	$8,869
Remeasurement of pre-Merger Series C and Lithia warrants	9,496	(144)
Reclassification of Milestone 3 warrants upon adoption of ASU 2018-07	—	(3,915)
Exercise of Series C and Lithia Warrants prior to the Merger	(14,306)	—
Issuance of Escrow Shares in connection with the Merger	59,477	—
Remeasurement of Escrow Shares liability	(34,247)	—
Balance as of December 31	$25,230	$4,810
All Legacy Shift warrants outstanding prior to the merger were exercised and settled via net share settlement. The number of shares issued upon the exercise of the warrants was reduced in lieu of cash payment for the exercise price of the warrants.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2020 and 2019, respectively, the Company recorded a full valuation allowance on its deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The Company considers all series of its redeemable convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of the pre-merger Shift Technologies, Inc. financial statements, with the Shift Legacy Equity, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, Insurance Acquisition Corp. As a result, net loss per share was also restated for periods ended prior to the Merger. See Note 3 - Merger for details of this recapitalization and Note 13 - Net Loss Per Share for discussion of the retrospective restatement of net loss per share.
Comprehensive Loss
Comprehensive loss includes all changes in equity (net assets) from non-owner sources during a period. There have been no items qualifying as comprehensive loss and, therefore the Company’s comprehensive loss was the same as its reported net loss.
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method. Furthermore, based on the manner in which the Company recognizes revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective beginning January 1, 2020, with early adoption permitted so long as it is not earlier than the entity’s adoption of ASC 606. The Company adopted ASU 2018-07 on January 1, 2019. The Company adopted this standard on January 1, 2019, there were no material impacts upon adoption.
In November 2019, the FASB issued ASU 2019-08, Codification Improvements — Share-Based Consideration Payable to a Customer (“ASU 2019-08”). This ASU clarifies the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606. Under ASU 2019-08, entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service (i.e., share-based sales incentives). Accordingly, entities use a fair-value-based measure to calculate such incentives on the grant date, which is the date on which the grantor (the entity) and the grantee (the customer) reach a mutual understanding of the key terms and conditions of the share-based consideration. The result is reflected as a reduction of revenue in accordance with the guidance in ASC 606 on consideration payable to a customer. After initial recognition, the measurement and classification of the share-based sales incentives continue to be subject to ASC 718 unless (1) the award is subsequently modified when vested and (2) the grantee is no longer a customer. The guidance is effective for public and private companies’ fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company early adopted this standard in the fiscal year ended December 31, 2019, there were no material impacts upon adoption.
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the related hosting fees. ASU 2018-15 is effective for public and private companies’ fiscal years beginning after December 15, 2019, and December 15, 2020, respectively, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 on January 1, 2020, there were no material impacts upon adoption.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. This ASU is effective for public and private companies’ fiscal years beginning after December 15, 2018, and December 15, 2021, respectively, with early adoption permitted. The Company expects to adopt ASU 2016-02 under the private company transition guidance beginning January 1, 2022, and is currently evaluating the impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company is currently assessing the impact, if any, the guidance will have on the Company’s consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be effective for the Company for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities during the period March 12, 2020, through December 31, 2022. The Company is currently assessing the impact, if any, the guidance will have on the Company’s consolidated financial statements.
3. MERGER
On October 13, 2020, Legacy Shift and IAC consummated the Merger, with Legacy Shift surviving the Merger as a wholly-owned subsidiary of IAC, which was renamed “Shift Technologies, Inc.”. Immediately prior to the closing of the Merger, all shares of outstanding redeemable convertible preferred stock of Legacy Shift were automatically converted into shares of Legacy Shift common stock, and all outstanding warrants for Legacy Shift shares were exercised. Upon the consummation of the Merger, each share of Legacy Shift common stock issued and outstanding was canceled and converted into the right to receive 0.1073 shares (the “Exchange Ratio”) of Class A common stock of IAC.
Upon the closing of the Merger, IAC's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 501,000,000 shares, of which 500,000,000 shares were designated Class A common stock, $0.0001 par value per share; and 1,000,000 shares designated preferred stock, $0.0001 par value per share. As of the Closing Date, there were 82,106,969 shares of the Company’s Class A common stock issued and outstanding and warrants to purchase 7,745,000 shares of the Company’s Class A common stock outstanding. There was no Class B common stock and no preferred stock outstanding as the Closing Date.
In connection with the execution of the Merger Agreement, IAC entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and IAC agreed to sell to the Subscribers, an aggregate of 18,900,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $189.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger.
The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, IAC was treated as the “acquired” company for financial reporting purposes (See Note 1 - Description of the Business). Accordingly, for accounting purposes, the Merger was treated as the equivalent of Shift issuing stock for the net assets of IAC, accompanied by a recapitalization. The net assets of IAC of $0.1 million are stated at historical cost, with no goodwill or other intangible assets recorded.
Prior to the Merger, Legacy Shift and IAC filed separate standalone federal, state and local income tax returns. As a result of the Merger, structured as a reverse acquisition for tax purposes, IAC was renamed Shift Technologies, Inc., and became the parent of the consolidated filing group, with Legacy Shift as a subsidiary.
The following table reconciles the elements of the Merger to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2020:

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
3. MERGER (cont.)

Recapitalization
Cash - IAC’s trust and cash	$153,019
Cash - PIPE	189,000
Less: transaction costs and advisory fees paid	(41,119)
Net contributions from merger and PIPE financing	$300,900
Less: Escrow Shares liability	(59,477)
Less: accrued transaction costs	(1,015)
Merger and PIPE financing	$240,408
Escrow Shares
The former Legacy Shift stockholders are entitled to receive up to an additional 6,000,218 shares of the Company’s common stock (the “Escrow Shares”). The Escrow Shares were issued to a third-party escrow agent in connection with the closing of the Merger, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the Merger. The Escrow Shares will be released to the beneficiaries if the following conditions are achieved following October 13, 2020, the date of the closing of the Merger:
i.if at any time during the 12 months following the closing, the closing share price of the Company’s common stock is greater than $12.00 over any 20 trading days within any 30 trading day period, one-half of the Escrow Shares will be released; and
ii. if at any time during the 30 months following the closing, the closing share price of the Company’s common stock is greater than $15.00 over any 20 trading days within any 30 trading day period, one-half of the Escrow Shares will be released.
iii.If, during the 30 months following the closing, there is a change of control (as defined in the Merger Agreement) that will result in the holders of the Company’s common stock receiving a per share price equal to or in excess of $10 per share (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock after the date of the Merger), then all Escrow Shares shall be released to the Legacy Shift stockholders effective as of immediately prior to the consummation of such change of control.
The Escrow Shares are legally outstanding and the beneficiaries retain all voting, dividend and distribution rights applicable to the Company’s common stock while the shares are in escrow. If the conditions for the release of the Escrow Shares are not met, the shares and any dividends or distributions arising therefrom shall be returned to the Company. The Escrow Shares are not considered outstanding for accounting purposes, and as such are excluded from the calculation of basic net loss per share (see Note 13).
The Escrow Shares meet the accounting definition of a derivative financial instrument. As the number of Escrow Shares that will ultimately be released is partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares are not considered to be indexed to the Company’s common stock and are therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones is recorded to financial instruments liability on the consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability are recorded in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss. No Escrow Shares had been released as of December 31, 2020.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Equipment	$2,132	$1,301
Furniture and fixtures	158	153
Leasehold improvements	1,408	1,268
Total property and equipment	3,698	2,722
Less: accumulated depreciation	(1,575)	(602)
Property and equipment, net	$2,123	$2,120
Depreciation expense related to property and equipment was $1.0 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively, is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.
5. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal-use software development costs consist of the following (in thousands):

	December 31,
	2020	2019
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	17,308	12,891
Less: accumulated amortization	(11,151)	(7,597)
Capitalized website and internal-use software development costs, net	$6,542	$5,679
Amortization of capitalized software development costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss and amounted to $3.6 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Liability for vehicles acquired under OEM program	$11,461	$—
Accrued payroll related costs	4,155	1,083
Provision for DMV refunds	1,093	1,036
Accrued sales taxes	1,503	1,691
Common stock subject to repurchase liability, current portion	524	269
Other accrued expenses	3,550	1,875
Total accrued expenses and other current liabilities	$22,286	$5,954

In November 2019, the Company entered into an arrangement with an original equipment manufacturer (“OEM”) to sell vehicles sourced locally through the trade-in program of the OEM on the Company’s platform. Under the terms of the arrangement, the Company has the option to provisionally accept any trade-ins based on information provided by the OEM. The Company transports any accepted vehicles to its inspection and reconditioning center where Shift inspects the vehicle and makes a final purchasing decision regarding the vehicle. Any rejected vehicles are sent to wholesale auction facilities at Shift’s expense, at which point Shift has no further obligations to the automaker for the rejected vehicle. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price plus 50% of excess estimated sales price over this original acquisition price.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
7. BORROWINGS
Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances may be prepaid in part or in full at any time without charge, penalty or premium. The Company may request a one-time increase in the commitment by an amount equal to $20.0 million, provided that certain conditions in the facility agreement are met. The expiration date of the facility was initially September 30, 2019. Advances under the facility accrue interest at LIBOR plus 2.00% and as of December 31, 2020, LIBOR was 0.15%. The obligations under the facility are secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility are guaranteed by Lithia. Upon expiration of the facility, Lithia has guaranteed the provision of the flooring line of credit through 2021 if the Company is unable to secure an extension of the flooring line of credit facility with US Bank. With the signing of the flooring line of credit with US Bank, the Company entered into the commercial agreement for Milestone 1 and the related warrants were issued. Refer to Note 10 for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
The loan and security agreement contained a financial covenant that required the Company to maintain a total balance of unrestricted cash and the amount of principal available to be drawn (together, the “Borrower’s Liquidity”) equal to or exceeding four times the decrease, if any, of the cash and cash equivalents balance on the determination date compared with the balance three months prior (together calculated with the Borrower’s Liquidity, the “Liquidity Covenant”). The loan and security agreement also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes, distributions and other matters.
On February 14, 2019, the Company entered into the first amendment to the FLOC to increase the loanable amount to 100% of cost for used vehicles purchased at auction or 100% of the wholesale value of used cars determined by US Bank. The original loanable amount ranges from 50% to 100%, depending on the purchased channel and model years of each vehicle. The Company also agreed to open a commercial sweep account that reduces the principal balance outstanding. Interest income is earned from the commercial sweep account.
On September 24, 2019, the loan and security agreement expiration date was amended from September 30, 2019, to December 31, 2019. Commencing July 31, 2019, the Liquidity Covenant was also amended to a minimum requirement of three times the Company’s three-month cash burn.
On November 29, 2019, the loan and security agreement expiration date was amended from December 31, 2019 to September 30, 2020. The advance for loan amount was reduced from 100% to 80% of the wholesale value of used vehicles acquired. The Company is required to pay the remaining related principal portion for any used vehicle not sold at least six months after the advance/funding date. The Liquidity Covenant was further reduced to two times the Company’s three-month cash burn amount of January, February and March 2020, one-half times the three-month cash burn amount of April, May and June 2020, and one times the three-month cash burn amount of succeeding months.
On December 21, 2020, the loan and security agreement was further amended to extend the expiration date to October 11, 2021 and to increase the amount available under the FLOC to $50.0 million. The amendment also requires the Company to pay a fee of 0.40% per annum on unused availability under the FLOC.
The FLOC is subject to customary subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the borrowing. As of December 31, 2020, the Company was not in breach of any debt covenants or subjective acceleration clauses.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
7. BORROWINGS (cont.)
Delayed Draw Term Loan Agreement
Concurrent with the initial closing of the Series D Convertible Preferred Stock, the Company also entered into the Delayed Draw Term Loan Agreement (“DDTL”) with Lithia, whereby Lithia agreed to make up to two term loans (“Term Loan A” and “Term Loan B”) from November 29, 2019, to June 12, 2020 (extended by amendment to July 31, 2020), with a maximum principal amount of $12.5 million per term loan. Interest accrues on the outstanding principal amount of each Term Loan at a rate equal to LIBOR plus 0.50% and the applicable margin at the date of determination and is payable monthly. The principal amount of each Term Loan, together with all accrued and unpaid interest thereon, shall be due and payable in full three years from the first advance under Term Loan A. In connection with the DDTL, the Company and Lithia also entered into a Security Agreement under which the Company and its subsidiaries grant the Lithia a blanket lien on its assets. The DDTL also contains customer events of default that, if triggered, could result in acceleration of the maturity of the Term Loans. The DDTL also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes, distributions and other matters.
On October 18, 2019, the agreement was amended for additional interest based upon the three-month cash burn set forth in the Company’s financial statements and compliance certificates as of the end of each fiscal quarter. Additional interest of 1.00% is accrued if three-month cash burn is greater than $12.0 million but equal to or less than $13.5 million and 2.00% if greater than $13.5 million. On December 27, 2019, the Company drew down on Term Loan A in the amount of $12.5 million. The Company also agreed beginning March 31, 2020, and succeeding calendar quarters to ensure that three-month cash burn amount does not exceed $14.5 million. The amended financial covenant on liquidity mentioned in last paragraph of flooring line of credit also applies to DDTL agreement. Since entering into the facility, the Company and Lithia have agreed to various amendments which primarily had the effect of clarifying the definitions and requirements of certain financial covenants related to liquidity and cash burn, and extending the deadline to draw Term Loan B to July 31, 2020.
In July 2020, the Company drew down $12.5 million on the DDTL to fund Term Loan B. The DDTL, including both Term Loans A and B, was repaid in full in November 2020.
SBA PPP Loan
On April 22, 2020, the Company, through Shift Platform Inc. (then named Shift Technologies, Inc.), and its wholly owned subsidiary, Shift Operations LLC, obtained loans under the Paycheck Protection Program (the “PPP Loans”) with an outstanding principal amount of $6.1 million. The PPP Loans were made through Newtek Small Business Finance (the “Lender”), and the Company entered into two U.S. Small Business Administration Paycheck Protection Program Notes (the “Agreements”) with the Lender evidencing the PPP Loans. Interest accrues on the outstanding principal balances of the PPP Loans at a fixed rate of 1.0%, which is deferred for the first nine months of the term of the PPP Loans.
In conjunction with closing of the Merger in October 2020, the Company repaid the outstanding balance and accrued interest on the PPP Loans in full.
8. STOCKHOLDERS' EQUITY
Warrant Exchange
On December 24, 2020, the Company announced the final results of its offer to exchange (“Offer”) 0.25 shares of Class A common stock and $1.00 in cash, without interest, for each of the 7,532,500 outstanding publicly traded warrants to purchase the Class A common stock of the Company, formerly known as Insurance Acquisition Corp. (“IAC”), in connection with the initial public offering of IAC’s securities on March 22, 2019, which entitle such warrant holders to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustments (the “Public Warrants”), upon the terms and subject to the conditions set forth in the Company’s Tender Offer Statement on Schedule TO originally filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 5, 2020, as amended. The Offer to exchange expired on December 23, 2020. On December 28, 2020, the Company issued an aggregate of 1,745,078 shares of Class A common stock and $7.0 million in cash in exchange for the Public Warrants validly tendered and accepted for exchange in accordance with the Offer.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
8. STOCKHOLDERS' EQUITY (cont.)
Pursuant to the terms of the Warrant Exchange Agreements, on December 28, 2020, the Company issued an aggregate of 53,125 shares of Class A common stock and $0.2 million in cash (at the same exchange ratio offered to the Public Warrant holders in the Offer) to the Placement Warrant Holders in exchange for an aggregate of 212,500 Placement Warrants (the “Private Exchange”).
In connection with the Offer and the Private Exchange, the Company issued an aggregate of 1,797,213 shares of Class A common stock, representing approximately 2.1% of the shares of Class A Common Stock outstanding after such issuances. The Company subsequently issued 124,253 additional shares of Class A common stock and distributed $0.5 million in cash on January 8, 2021 in exchange for all remaining Public Warrants that were outstanding at December 31, 2020.
9. STOCK-BASED COMPENSATION PLANS
The Company’s 2014 Stock Option Plan (the “2014 Plan”) provides for the grant of restricted stock awards and incentive and non-qualified options and to purchase common stock to officers, employees, directors, and consultants. Options granted to employees and non-employees generally vest ratably over four to five years, with a maximum contractual term of 10 years. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan. Following the Merger, no further awards will be made under the 2014 Plan. The number of shares authorized for issuance under the 2014 Plan was reduced to the number of shares subject to awards outstanding under the 2014 Plan immediately after the Merger. Shares reserved for awards that are subsequently expired or forfeited will no longer be returned to the pool of shares authorized for issuance under the 2014 Plan.
Each Legacy Shift option from the 2014 Plan that was outstanding immediately prior to the Merger, whether vested or unvested, was converted into an option to purchase a number of shares of post-Merger common stock (each such option, a "Converted Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shift common stock subject to such Legacy Shift option immediately prior to the Merger and (ii) the equity award exchange ratio. The per share exercise price for each share of post-Merger common stock issuable upon exercise of the Converted Option is equal to the exercise price per Legacy Shift share of each Legacy Shift option immediately before the Merger, with certain adjustments necessary to preserve ISO classification of awards for income tax purposes. The mechanism of conversion resulted in the fair value of each Converted Option award equaling the fair value of the corresponding Legacy Shift option award immediately prior to the consummation of the Merger. Except as specifically provided in the Merger Agreement, following the Merger, each Converted Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shift option immediately prior to the consummation of the Merger. All stock option activity was retroactively restated to reflect the Converted Options.
At the Company's special meeting of stockholders held on October 13, 2020, the stockholders approved the 2020 Omnibus Equity Compensation Plan (the "2020 Plan"). As of December 31, 2020, 9,852,836 shares were authorized for issuance under the 2020 Plan. In addition, the shares authorized for the 2020 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2021, in an amount equal up to 2% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year.
The 2020 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Options awarded under the 2020 Plan expire no more than 10 years from the date of grant. The 2020 Plan became effective immediately upon the closing of the Merger. As of December 31, 2020, no awards had been granted under the 2020 Plan.
As of December 31, 2020, a total of 12,207,672 shares of common stock are reserved for issuance under the 2014 and 2020 Plans and 9,852,836 shares are available for future grants under the 2020 Plan.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
9. STOCK-BASED COMPENSATION PLANS (cont.)
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2019	3,282,114	$1.61	7.58	$5,418
Granted	681,065	4.60
Exercised	(1,127,190)	2.82
Forfeited	(414,500)	2.39
Cancelled (expired)	(66,653)	3.15
As of December 31, 2020	2,354,836	$1.80	8.40	$15,230
Exercisable as of December 31, 2020	2,354,836	$1.80	8.40	$15,230
Vested and expected to vest as of December 31, 2020	2,354,836	$1.80	8.40	$15,230
The weighted-average grant date fair value of options granted during fiscal years 2020 and 2019, was $3.19 and $1.99, respectively. The total intrinsic value of options exercised during fiscal years 2020 and 2019, was $4.8 million and $0.2 million, respectively.
Stock-Based Compensation Expense
For the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $2.6 million and $1.4 million, respectively, to selling, general and administrative expense on the consolidated statements of operations and comprehensive loss. In addition, the Company capitalized stock-based compensation costs of $0.3 million and $0.3 million, respectively, to capitalized website and internal-use software.
As of December 31, 2020 , there was $3.0 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.65 years.
Significant Assumptions in Estimating Option Fair Value
The Black-Scholes model for employee and non-employee stock options incorporates the following assumptions:
Fair Value of Common Stock — A public trading market for our common stock has been established in connection with the completion of the Merger. As such, it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.
Prior to the Merger, the fair value of the common stock underlying the stock option awards was determined by the board of directors (“the Board”). Given the absence of a public trading market, the Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences, and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of the Company’s business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. To evaluate the fair value of the underlying shares for grants between two independent valuations and after the last independent valuation, a linear interpolation framework was used to evaluate the fair value of the underlying shares.
Volatility — The expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly traded companies as the Company does not have sufficient history of trading its common stock.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
9. STOCK-BASED COMPENSATION PLANS (cont.)
Risk-free Interest Rate — The risk-free interest rates are based on US Treasury yields in effect at the grant date for notes with comparable terms as the awards.
Expected Term — The expected term of options granted to employees and non-employees is based on the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
Dividend Yield — The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy.
The range of assumptions used in the Black-Scholes model for stock options for the years ended December 31, 2020 and 2019, are as follows:

	Year Ended December 31,
	2020	2019
Expected volatility	52.22% - 57.49%	38.22% - 41.67%
Risk-free interest rate	0.28% - 0.62%	1.52% - 2.60%
Expected term (years)	4.99 - 6.07	5.27 - 6.25
Dividend yield	0%	0%
Common Stock Subject to Repurchase Related to Early Exercised Options
The Company typically allows employees to exercise options prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase at the original purchase price any non-vested but issued common shares. Such an exercise is not substantive for accounting purposes. The consideration received for an exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The liability is reclassified to additional paid in capital as the award vests.
As of December 31, 2020 and 2019, the Company has recorded a liability of $0.7 million and $0.3 million relating to 199,528 and 294,761 options that were exercised but not vested, respectively.
10. RELATED PARTY TRANSACTIONS
Sales with Related Party
In December 2018, the Company agreed to sell cars to Lithia under a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, Salem and Fresno markets and sells directly and solely to Lithia. In July 2019, the Salem OSM ceased operations.
The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin by location. During the years ended December 31, 2020 and 2019, the Company recognized approximately $5.4 million and $7.1 million, respectively, of sales from the OSM agreement with Lithia. The 2019 revenues were subject to contra-revenue adjustment and fully eliminated following the guidance related to consideration payable to a customer. During the year ended December 31, 2019, the Company recognized contra-revenue of $7.1 million. There was no such contra-revenue adjustment in 2020.
Other than sales made through OSM locations, the Company also sells used cars to Lithia using a pricing algorithm as a basis for sales price. During the year ended December 31, 2019, the Company had sales of approximately $0.7 million. The 2019 revenues were subject to contra-revenue adjustment and fully eliminated following the guidance related to consideration payable to a customer. There was no such revenue during the year ended December 31, 2020.
Accounts Receivable from Related Party
As of December 31, 2020 and 2019, the Company has $0.6 million and $0.3 million in outstanding accounts receivable from Lithia, which is comprised of $0.5 million and $0.3 million, respectively, in vehicle sales and $0.1 million and $22 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
10. RELATED PARTY TRANSACTIONS (cont.)
Warrant and Commercial Agreements
In September 2018, the Company entered into a warrant agreement (the “Warrant Agreement”) and a commercial agreement for Milestone 1 with Lithia and granted Lithia a warrant to purchase 86,661,588 shares of Legacy Shift common stock at an exercise price of $0.01 per share (the “Warrant Shares”). The Warrant Shares were scheduled to vest and become exercisable in six separate tranches of 14,443,598 shares each. Vesting and exercisability was dependent upon the achievement of the Milestones, as defined below. While the Warrant Agreement establishes general vesting terms for each of the six Milestones, each of the six Milestones contains substantive service or performance requirements, and were non-binding as neither the Company nor Lithia were obligated to perform until the commercial agreement associated with each Milestone was executed.
Two tranches of 14,443,598 Warrant Shares were scheduled to vest and become immediately exercisable upon the achievement of each of Milestone 1 and Milestone 2. The remaining four tranches of 14,443,598 Warrant Shares were scheduled to vest and become exercisable on January 12, 2020 (the “Vesting Cliff Date”), provided that Milestone 3, Milestone 4, Milestone 5 and Milestone 6 were achieved prior to such date. If such Milestone had not been achieved by the Vesting Cliff Date, such 14,443,598 Warrant Shares would vest and become immediately exercisable upon the achievement of such Milestone. With respect to any unvested Warrant Shares that had not vested by June 12, 2020 (the “Vesting Termination Date”), the Warrant would automatically terminate. All Warrant Shares became vested prior to the Vesting Termination Date and were exercised prior to the Merger.
•Milestone 1 — the Company, with Lithia’s assistance, enters into acceptable credit facilities with access to asset-based used vehicle floorplan financing.
•Milestone 2 — the Company and Lithia enter into a data sharing commercial agreement whereby Lithia agrees to transfer certain historical transaction and inventory data to the Company.
•Milestone 3 — the Company and Lithia enter into a lease and services agreement whereby Lithia will make available at least one of its locations for the Company’s use as a storage/reconditioning/retail delivery center.
•Milestone 4 — the Company and Lithia enter into a lease and services agreement whereby Lithia will make available at least three of its locations for the Company’s use as a storage/reconditioning/retail delivery center.
•Milestone 5 — the Company and Lithia enter a commercial agreement whereby Lithia agrees to use commercially reasonable best efforts to help the Company secure and maintain access to finance and insurance products on par with a typical Lithia store.
•Milestone 6 — the Company and Lithia entering into a commercial agreement where Lithia will purchase mutually-agreed upon vehicles from the Company in a minimum of three existing Lithia markets.
2018 Milestones
The commercial agreement agreed to with Lithia in September 2018 was entered into concurrently with arrangements that provide for Lithia’s guarantee of the flooring line of credit for a three-year period and the provision by Lithia for the delayed draw facility, see Note 7 - Borrowings. The Company determined that there was significant value in the terms received related to both the guarantee and delayed draw facility, for which the Company transferred the warrants identified in Milestone 1 as compensation. Accordingly, upon entering into the arrangements, the Company measured the fair value of the guarantee received at $9.1 million and the fair value of the delayed draw facility at $5.7 million.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
10. RELATED PARTY TRANSACTIONS (cont.)
The fair value of the guarantee is treated as a deferred borrowing cost associated with the flooring line of credit and is included within deferred borrowing costs on the consolidated balance sheet and is being amortized over the three-year guarantee period, which resulted in $3.0 million and $3.0 million of interest expense during the years ended December 31, 2020 and 2019, respectively. At December 31, 2019, the unamortized balance of the deferred loan commitment cost of $4.0 million was presented net against the outstanding Term Loan A balance on the Company’s consolidated balance sheet. The deferred loan commitment cost was being amortized over the four-year loan commitment period and the remaining balance was written off when the DDTL was repaid on November 10, 2020. Amortization of the deferred loan commitment cost associated with the delayed draw facility resulted in total interest expense of $4.0 million and $1.1 million during 2020 and 2019 respectively.
The warrants issued with Milestone 1 were determined to be liability classified, subject to remeasurement, and were recorded as a non-current liability on the consolidated balance sheet as of December 31, 2019. The Company recorded a remeasurement loss of $9.5 million and a remeasurement gain of $0.1 million to change in fair value of financial instruments during the years ended December 31, 2020 and 2019, respectively.
Milestone 3 was achieved in December 2018 and the Company recorded the release of the corresponding warrant shares at the then fair value of $4.2 million. The warrants issued with Milestone 3 were determined to be liability classified and are subject to remeasurement, and at December 31, 2018, were recorded as a non-current liability on the consolidated balance sheet. On January 1, 2019, the Company adopted ASU 2018-07, and reclassified the fair value of Milestone 3 warrants of $3.9 million from liability to equity and in turn, the balance is no longer subject to remeasurement after the date of adoption.
2019 Milestones
Prior to 2019, the Company had generated an immaterial amount of sales from Lithia. Beginning in 2019, the Company began to generate more substantial sales with Lithia. As Lithia is a customer, the Company assessed the warrants as consideration payable to a customer under ASC 606.
During 2019, the Company entered into commercial or equivalent agreements related to Milestones 2, 4 and 6 that contractually obligated both the Company and Lithia to perform and, upon signing the relevant agreement, Lithia earned the related warrants. The Company determined that the grant date fair value for the cumulative equity-classified warrants earned related to Milestone 2, 4 and 6 was $13.6 million. For each of Milestones 2,4,and 6, the Company considered whether it received distinct goods or services for which it could reasonably estimate the fair value. For Milestone 2, the Company received historical data from Lithia that provided an immediate benefit to the Company. The Company concluded that the data represented a distinct good or service. The estimated fair value of such benefit of $2.2 million which was recorded immediately to selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss. For Milestones 4 and 6, the Company received an immaterial amount of distinct goods or services associated with securing the leased space and provisioning of infrastructure so the Company could sell to Lithia in certain markets. Of the remaining value associated with the warrants, $7.8 million was recorded as a reduction to revenue in 2019, which represented the cumulative revenue from Lithia. The Company considered the appropriate treatment for the remaining $3.6 million of value associated with the warrants. The Company determined that it was appropriate to recharacterize such amount that exceeded the cumulative revenue recognized as an expense as the arrangements with Lithia do not provide the Company with an exclusive right to sell cars to Lithia and Lithia has no minimum purchase commitment. Accordingly, the Company recorded $3.6 million to selling, general and administrative expenses for the year ended December 31, 2019.
The Company then considered whether any amount that was not related to a distinct good or service should be reflected as an asset by determining whether the warrants could be viewed as an up-front payment to a customer and reflected as an asset at December 31, 2019. However, the Company concluded that as of December 31, 2019, there was no probable future economic benefit obtained or controlled by the Company based on the contractual relationships with Lithia.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
10. RELATED PARTY TRANSACTIONS (cont.)
In connection with the negotiations related to Milestone 5, Lithia facilitated an agreement with Automotive Warranty Services (“AWS”) to sell and market AWS’s service plans, whereby the Company receives commission rates from AWS of comparable terms to those received by Lithia. In substance the Company paid Lithia, in the form of Warrant Shares, to make an upfront payment to Company’s customers on behalf of the Company as the Company achieved favorable pricing from AWS. The benefits of this agreement were guaranteed by Lithia for an initial term of five years commencing on the signing date of the agreement. Such arrangement was the first of a number of agreements to be entered into under the terms of Milestone 5, see further discussion below. The estimated fair value of the in substance upfront payment to AWS was $2.8 million with an offsetting entry recorded to additional paid-in capital, representing a capital transaction with a related party.
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the consolidated balance sheet. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the years ended December 31, 2020 and 2019, the Company amortized $0.6 million and $0.6 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenues on the consolidated statements of operations and comprehensive loss. As of December 31, 2020 and 2019, the remaining asset, net of amortization, was $1.9 million and $2.5 million, respectively. With the achievement of Milestone 5 the Company determined that it was appropriate to recharacterize excess consideration received related to the Milestone 5 warrants in the amount of $1.1 million as an expense as the arrangements with Lithia does not provide the Company with an exclusive right to sell cars to Lithia and Lithia has no minimum purchase commitment. Accordingly, the Company recorded $1.1 million to selling, general and administrative expenses during the year ended December 31, 2019.
In addition to the amounts noted above which were recorded for distinct goods or services, the aggregate effects of the 2019 Milestones described above on the 2019 statements of operations and comprehensive loss was a reduction to revenues of $7.8 million in Lithia sales and $0.6 million in revenues related to the Milestone 5 contracts and the recharacterization of excess consideration of $4.7 to selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Lease Agreements
In November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expire on October 12, 2021, with automatic 12 month renewal subject to terms and conditions of the agreements. During the years ended December 31, 2020 and 2019, total costs related to these agreements were approximately $0.1 million and $0.2 million, respectively, and were expensed to selling, general and administrative expenses on the statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate is 1.50% per annum based on a daily outstanding flooring line of credit and is payable monthly to Lithia. For the years ended December 31, 2020 and 2019, the Company recorded $0.2 million and $0.4 million of interest and $3.0 million and $3.0 million, respectively of deferred borrowing cost amortization to interest expense on the consolidated statements of operations and comprehensive loss.
Delayed Draw Term Loan Agreement
The Company drew down $12.5 million on December 27, 2019, in accordance with the DDTL agreement. On July 2, 2020, an additional $12.5 million was drawn down. On November 10, 2020 the outstanding amount of $25.0 million was repaid. For the year ended December 31, 2020, the Company recorded $0.3 million of interest and $4.0 million of deferred borrowing cost amortization to interest expense on the consolidated statements of operations and comprehensive loss. There was no interest and $1.1 million in deferred borrowing cost amortization related to this loan for the year ended December 31, 2019. See Note 7 - Borrowings for further discussion regarding the DDTL.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
10. RELATED PARTY TRANSACTIONS (cont.)
Accounts Payable Due to Related Party
As of December 31, 2020 and 2019, payables and accruals to Lithia consisted of other miscellaneous expenses of $0.5 million and $0.2 million, respectively.
Loan to Employees
On July 30, 2018 and April 4, 2019, the Company received partial recourse promissory notes for $0.2 million and $0.1 million, respectively, as loans to an employee. The notes bear interest of 2.87% and 2.59%, respectively, per year, compounded annually. The principal balance together with all accrued but unpaid interest shall be due and payable in full upon the earliest of the day before the ninth anniversary of the promissory note or earlier if the employee ceases to provide services to the Company subject to the terms of the promissory note. Concurrently, the Company entered into a stock pledge agreement whereby the employee granted security interest to the Company for all existing and new shares earned by the employee from the Company. The proceeds from loan the of $0.2 million were used to exercise the employee’s options and no cash was paid to the employee. The Company treated the loan as an off-balance sheet transaction. The proceeds from the loan of $0.1 million was partially paid to the employee and partially used to pay off taxes resulting from exercise of options in 2018.
On January 14, 2019, the Company received a promissory note in exchange for a $0.1 million loan to another employee. The note bears an interest of 2.72% per year, compounded annually. The principal balance together with all accrued but unpaid interest shall be due and payable on April 30, 2021, or earlier, subject to the terms of the promissory note.
Each of these promissory notes was satisfied prior to the closing of the Merger via the issuance of bonuses to the employees.
Exchange of Common Stock for Series D Convertible Preferred Stock
In February 2019, the Company approved the sale of up to an aggregate of 5,000,000 shares of common stock (the “Secondary Shares”) at a price per share of $1.2731 by certain holders of common stock to certain existing or new investors in the Company. Concurrent with this approval, the Company also approved the exchange of such Secondary Shares for shares of Series D convertible preferred stock pursuant to the terms and conditions of the stock exchange agreement to be entered into by the Company and the holders of the Secondary Shares.
In February, March and September 2019, certain officer and employee stockholders completed secondary sales of 3,464,706 shares of common stock of the Company to new and existing investors. At the same time, the Company issued 3,464,706 shares of Series D convertible preferred stock to the same new and existing investors in exchange for the common stock they had purchased from the employee stockholders. The Company recognized $4.8 million in non-cash compensation expense, $1.6 million in payroll tax liabilities and an increase to additional paid-in-capital, which was computed as the difference between the fair value of Series D convertible preferred stock and common stock at the time of exchange of shares.
11. COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company is a tenant under various operating leases with third parties, including leases of office facilities and parking/vehicle storage locations. These lease agreements are under noncancellable leases and expire at various dates, ranging from 2021 through 2028.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
11. COMMITMENTS AND CONTINGENCIES (cont.)
As of December 31, 2020, future minimum commitments under facility operating leases were as follows (in thousands):

Total Lease Commitments
Year Ended December 31,
2021	$6,752
2022	6,069
2023	5,690
2024	4,464
2025	3,622
Thereafter	3,271
Total minimum lease payments	$29,868
The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $5.6 million and $7.2 million for the years ended December 31, 2020, and 2019, respectively, and is recorded within selling, general, and administrative expenses.
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
During December 2020, we received an informal demand from a former financial advisor, claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. We have accrued an amount with respect to this matter that is not material.
12. SEGMENT INFORMATION
The Company has two reportable segments: Retail and Wholesale. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group, reviews the Company’s operating results in assessing performance and allocating resources. Our CODM is our Co-Chief Executive Officers. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the years ended December 31, 2020 and 2019 the Company did not have sales to customers outside the United States. As of December 31, 2020 and 2019, the Company did not have any assets located outside of the United States.
The Retail reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales. The Wholesale reportable segment represents sales of used vehicles through wholesale auctions or DTW.
Information about the Company’s reportable segments are as follows (in thousands):

	Year Ended December 31, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$164,427	$31,291	$195,718
Segment gross profit	$10,513	$1,668	$12,181

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
12. SEGMENT INFORMATION (cont.)

	Year Ended December 31, 2019
	Retail	Wholesale	Consolidated
Revenue from external customers	$138,427	$27,808	$166,235
Segment gross profit (loss)	7,160	(8,922)	(1,762)
The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Segment gross profit	$12,181	$(1,762)
Selling, general and administrative expenses	(83,896)	(71,860)
Depreciation and amortization	(4,536)	(3,221)
Change in fair value of financial instruments	24,751	144
Interest and other expense, net	(7,646)	(3,784)
Net loss and comprehensive loss attributable to common stockholders	$(59,146)	$(80,483)
13. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Net loss attributable to common stockholders	$(59,146)	$(80,483)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	18,933,980	3,181,273
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(25.30)
Net loss per share calculations and potentially dilutive security amounts for all periods prior to the Merger have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by 0.0920, which is the share exchange ratio established by the Merger Agreement adjusted to exclude the Escrow Shares. The Escrow Shares are contingently returnable and thus excluded from the calculation of basic net loss per share.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31,
	2020	2019
Escrow Shares	6,000,218	—
Warrants	124,253	—
Stock options	2,354,836	3,282,114
Contingently repurchasable early exercise shares	199,528	294,761
Total	8,678,835	3,576,875

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
14. INCOME TAXES
Net loss before income taxes was $59.1 million and $80.5 million for the years ended December 31, 2020 and 2019, respectively. The Company had no income tax expense for the years ended December 31, 2020 and 2019.
The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year Ended December 31,
	2020	2019
Provision for income taxes at federal statutory rates	$(12,420)	$(16,901)
State taxes, net of federal benefit	(9,401)	(5,297)
Permanent differences	(15,647)	(99)
Stock based compensation on share exchange	—	1,057
Change in valuation allowance	37,578	22,828
Other	(110)	(1,588)
Total	$—	$—
Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows at December 31, 2020 and 2019, in thousands:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Accruals, reserves, and other	$5,689	$9,667
Depreciation	981	2,054
Federal net operating loss carryover	68,025	35,146
State net operating loss carryover	22,737	11,786
Total gross deferred tax assets	97,432	58,653
Less: valuation allowance	(96,355)	(58,619)
Net deferred tax assets	1,077	34

Deferred tax liabilities:
Prepaid assets	(1,077)	—
Depreciation	—	(32)
Stock compensation	—	(2)
Total gross deferred tax liabilities	(1,077)	(34)
Net deferred taxes	$—	$—
As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $323.9 million, which may be available to offset future federal income and expire at various years beginning with 2033. As of December 31, 2020, the Company also had state net operating loss carryforwards of approximately $329.9 million, which may be available to offset future state income tax and expire at various years beginning with 2033.
The Company has evaluated the positive and negative evidence bearing upon the deferred tax assets and whether they will be realized. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2019 of $96.4 million and $58.6 million, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
14. INCOME TAXES (cont.)
The Company has not performed a Section 382 study to determine whether it had experienced a change in ownership and, if so, whether the tax attributes (net operating losses or credits) were impaired. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws.
As of December 31, 2020 and 2019, the Company does not have any unrecognized tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and for the years ended December 31, 2020 and 2019 no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
The Company is subject to taxation in the United States and other state jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States, California, Oregon, and Virginia. The tax years from fiscal year 2016 and onward remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority. The following table presents the Company’s NOLs by jurisdiction as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Federal	$323,927	$167,361
California	309,517	162,541
Oregon	12,404	3,001
Virginia	7,949	3,283
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2022. In addition, the CARES Act allows NOLs incurred in 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that the NOL carryback provision of the CARES Act would result in a material cash benefit since the company has had taxable losses since inception.
15. EMPLOYEE BENEFIT PLANS

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company did not make any matching contributions for the years ended December 31, 2020 and 2019.
16. SUBSEQUENT EVENTS
On January 1, 2021, 1,678,084 additional shares were authorized for issuance under the 2020 Plan’s evergreen refresh mechanism (see Note 9) and added to the pool of shares available to be issued to settle future share-based compensation awards.
On February 2, 2021, the Company granted a total of 7,345,862 RSU’s to employees, directors, and officers of the Company. RSU awards for 5,642,970 shares vest over service periods ranging from 1 to 4 years. The remaining 1,702,892 RSU’s vest based on the achievement of certain milestones related the Company’s stock price in the third and fourth twelve month periods following the date of grant.

17. QUARTERLY FINANCIAL DATA (Unaudited)
The following tables contain selected unaudited statements of operations and comprehensive loss information for each quarter of 2020 and 2019. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our second and third quarters. Unaudited quarterly results are as follows: (in thousands, except share and per share amounts)

	Year Ended December 31, 2020
	Q1	Q2	Q3	Q4
Revenue	$29,952	$32,441	$59,914	$73,411
Gross profit	3,342	3,573	3,726	1,540
Net loss and comprehensive loss attributable to common stockholders	(12,332)	(18,994)	(23,320)	(4,500)
Net loss per share, basic and diluted	$(3.84)	$(5.79)	$(6.96)	$(0.07)
Weighted average shares outstanding used in computation of net loss per share	3,214,113	3,278,547	3,352,870	66,074,932

	Year Ended December 31, 2019
	Q1	Q2	Q3	Q4
Revenue	$50,568	$42,460	$45,857	$27,350
Gross profit (loss)	185	(381)	(852)	(714)
Net loss and comprehensive loss attributable to common stockholders	(23,352)	(17,630)	(18,980)	(20,521)
Net loss per share, basic and diluted	$(6.90)	$(5.62)	$(6.01)	$(6.51)
Weighted average shares outstanding used in computation of net loss per share	3,384,071	3,134,742	3,157,479	3,151,520

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2020, our Disclosure Controls were not effective due to a material weakness in the Company's internal control over financial reporting as disclosed below.

2. Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (US GAAP).

As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Merger on October 13, 2020. Prior to the Merger, Insurance Acquisition Corp. was a publicly-traded, blank check company and Legacy Shift was a privately-held Delaware corporation. As a result, the design of the Company’s public company internal control over financial reporting post-Merger has required and will continue to require significant time and resources from our management and other personnel. Therefore, management was unable, without deploying an unreasonable level of resources, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2020. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Regulation S-K Compliance and Disclosure Interpretations.

Despite the fact that our management was unable to make a full assessment of the effectiveness of our internal control over financial reporting, in the course of preparing our financial statements as of and for the year ended December 31, 2020, management identified certain deficiencies in our internal control over financial reporting that management believes to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Specifically, a material weakness exists in the control environment as the Company does not have a process that demonstrates a commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment, and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

3. Plan to Remediate Material Weakness

The Company is devoting significant time, attention, and resources to remediating the above material weakness. As of December 31, 2020, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control:

•Hire, train and develop experienced accounting executives and personnel with a level of accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions.
•Establish policies and practices for the attraction, development and retention of competent accounting personnel in alignment with objectives.

We plan to continue to devote significant time and attention to remediate the above material weakness as soon as reasonably practicable. As we continue to evaluate our controls, we will make the necessary changes to improve the organization’s demonstration of commitment to attract, develop and retain competent individuals in alignment with objectives. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

4. Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement filed within 120 days after December 31, 2020 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after December 31, 2020.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 14 by reference.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated June 29, 2020, by and among Insurance Acquisition Corp., IAC Merger Sub, Inc., and Shift Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020, File No. 001-38839).+

2.2
First Amendment to Agreement and Plan of Merger, dated August 19, 2020, by and among Insurance Acquisition Corp., IAC Merger Sub, Inc., and Shift Technologies, Inc. (incorporated by reference to Exhibit 2.2 to the Amendment No. 5 to Form S-4 filed on September 23, 2020, File No. 333-239896, which is included as Annex A).+

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 14, 2020).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 14, 2020).
4.1
Stockholders Letter Agreement, dated October 13, 2020, by and among the Company and certain former stockholders of Shift identified on the signature pages thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 14, 2020).

4.2
Sponsor Letter Agreement, dated October 13, 2020, by and among the Company, Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on October 14, 2020).

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Letter Agreement, dated March 19, 2019, by and between the Company and certain security holders, officers, and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2019).

10.2
Administrative Services Agreement, dated March 19, 2019, by and between the Company and Cohen & Company, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8- K filed on March 25, 2019).

10.3
Placement Unit Subscription Agreement, dated March 19, 2019, by and between the Company and Insurance Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2019).

10.4
Placement Unit Subscription Agreement dated March 19, 2019, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 25, 2019).

10.5
Investment Management Trust Agreement dated March 19, 2019, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2019).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10-K filed on February 25, 2019).
10.7
Loan Commitment Agreement, dated March 19, 2019, by and between the Company and Insurance Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 25, 2019).

10.8
Form of Promissory Note between the Company and Insurance Acquisition Sponsor, LLC (included in Exhibit 10.7) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 25, 2019).

10.9	Amendment No. 1 to Letter Agreement dated as of May 13, 2019 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 14, 2019).
10.10	Promissory Note issued by the Company to Cohen & Company, LLC, dated May 21, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2020).
10.11
Voting Agreement dated as of July 1, 2020, by and among the Company, certain stockholders of the Company, Insurance Acquisition Sponsor, LLC, Dioptra Advisors, LLC, Shift Technologies, Inc. and the Shift Technologies, Inc. stockholders identified on the signature pages thereto (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed on July 17, 2020).

10.12	Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 14, 2020).*
10.13
Offer Letter by and between Sean Foy and Shift Technologies, Inc., dated October 16, 2018, as amended by that certain Side Letter by and between Sean Foy and Shift Technologies, Inc., dated October 16, 2018 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed on July 17, 2020).*

10.14
Offer Letter by and between Cindy Hanford and Shift Technologies, Inc., dated October 4, 2019 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed on July 17, 2020).*

10.15
Offer Letter by and between Toby Russell and Shift Technologies, Inc., dated October 22, 2015 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed on July 17, 2020).*

10.16	Amended and Restated Shift Technologies 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed on July 17, 2020).*
10.17	Employment Agreement, dated October 13, 2020, by and between the Company and George Arison (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 14, 2020).*

Exhibit No.	Description
10.18	Employment Agreement, dated October 13, 2020, by and between the Company and Tobias Russell (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on October 14, 2020).*
10.19	Form of RSU Agreement (Tobias Russell) (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on October 14, 2020).*
10.20
One-Sided Marketplace Agreement (Fresno), dated July 1, 2019, by and among Lithia Motors, Inc., Shift Operations LLC, and Shift Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-4 filed on August 19, 2020).(1)

10.21	Form of RSU Agreement (George Arison) (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on October 14, 2020).*
10.22
Amended and Restated Delayed Draw Term Loan Agreement, dated October 18, 2019, by and among Shift Technologies, Inc., Shift Operations LLC, Shift Finance, LLC, and Lithia Motors, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.23
Loan and Security Agreement, dated October 11, 2018, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.24
Amendment Number 1 to Loan and Security Agreement, dated February 14, 2019, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.25
Amendment Number 2 to Loan and Security Agreement, dated September 24, 2019, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.26
Amendment Number 3 to Loan and Security Agreement, dated November 29, 2019, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.27
Amendment Number 4 to Loan and Security Agreement, dated April 17, 2020, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.28	Form of RSU Agreement (Cindy Hanford) (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed on October 14, 2020).*
10.29	Letter Agreement, dated October 7, 2020, by and between the Company and Sean Foy (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed on October 14, 2020).*
10.30	Letter Agreement, dated October 7, 2020, by and between the Company and Tobias Russell (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed on October 14, 2020).*
10.31	Employment Agreement, dated October 13, 2020, by and between the Company and Cindy Hanford (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed on October 14, 2020).*
10.32	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2020).
10.33
Amended and Restated Registration Rights Agreement, dated October 13, 2020, by and among Insurance Acquisition Sponsor, LLC, Dioptra Advisors, LLC, Cantor Fitzgerald & Co. and certain initial stockholders of IAC identified on the signature pages thereto (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed on October 14, 2020).

10.34
Form of Executive RSU Agreement under the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2021).*

10.35	Amendment Number 5 to Loan and Security Agreement, dated September 29, 2020, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (filed herewith)
10.36	Amendment Number 6 to Loan and Security Agreement, dated December 21, 2020, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (filed herewith).
14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).
16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission dated November 16, 2020 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 16, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on October 14, 2020).
23.1	Consent of Deloitte & Touche LLP, independent public accounting firm of Shift (filed herewith).
31.1
Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
(1)Portions of the exhibit have been omitted pursuant to Rule 406.
†The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*Indicates management contract or compensatory plan or arrangement.
ITEM 19. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 18, 2021.

SHIFT TECHNOLOGIES, INC.
/s/ George Arison
George Arison
Co-Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

/s/ George Arison	Co-Chief Executive Officer and	March 18, 2021
George Arison	Chairman of the board of directors (co-principal executive officer)
/s/ Toby Russell	Co-Chief Executive Officer and President	March 18, 2021
Toby Russell	(co-principal executive officer)
/s/ Cindy Hanford	Chief Financial Officer	March 18, 2021
Cindy Hanford	(principal financial officer)
/s/ Blima Tuller	Controller	March 18, 2021
Blima Tuller	(principal accounting officer)
/s/ Victoria McInnis	Director	March 18, 2021
Victoria McInnis
/s/ Kellyn Smith Kenny	Director	March 18, 2021
Kellyn Smith Kenny
/s/ Jason Krikorian	Director	March 18, 2021
Jason Krikorian
/s/ Emily Melton	Director	March 18, 2021
Emily Melton
/s/ Adam Nash	Director	March 18, 2021
Adam Nash
/s/ Manish Patel	Director	March 18, 2021
Manish Patel