Form 10-Q
period 2021-03-31
SHIFT TECHNOLOGIES, INC.
filed 2021-05-14
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

As of May 13, 2021 the registrant had 84,144,419 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall”, the negative of any of these and any similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

•changes and ambiguity in the prices of new and used vehicles;

•access to desirable vehicle inventory;

•changes in applicable laws and regulations;
•our ability to timely obtain and maintain state dealer and finance licenses necessary for our business.

•access to additional debt and equity capital;

•changes in technology and consumer acceptance of such changes;

•our reliance on internet search engines, vehicle listing sites and social networking sites to help drive traffic to our website;

•any restrictions on the sending of emails or messages or an inability to timely deliver such communications;

•seasonal and other fluctuations in our quarterly results of operations;

•competition in the markets in which we operate;

•changes in the auto industry and conditions affecting automotive manufacturers;

•natural disasters, adverse weather events and other catastrophic events;
ii

•our dependence on key personnel;

•our dependence on the continuation of key banking relationships through which auto financing is provided to our customers;

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
iii

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$176,985	$233,936
Accounts receivable, net	21,208	8,426
Inventory	74,253	49,086
Prepaid expenses and other current assets	9,607	5,478
Total current assets	282,053	296,926
Property and equipment, net	3,440	2,123
Capitalized website and internal use software costs, net	7,207	6,542
Restricted cash, non-current	1,730	1,605
Deferred borrowing costs	1,391	2,149
Other non-current assets	2,331	2,748
Total assets	$298,152	$312,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,906	$10,675
Accrued expenses and other current liabilities	25,170	22,286
Flooring line of credit	31,343	13,870
Total current liabilities	69,419	46,831
Financial instruments liability	23,077	25,230
Other non-current liabilities	3,018	2,850
Total liabilities	95,514	74,911

Commitment and contingencies (Note 10)

Stockholders’ equity:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 84,136,987 and 83,904,182 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	519,828	511,617
Accumulated deficit	(317,198)	(274,443)
Total stockholders’ equity	202,638	237,182
Total liabilities and stockholders’ equity	$298,152	$312,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Ecommerce revenue, net	$88,954	$21,916
Other revenue	4,019	683
Wholesale vehicle revenue	13,031	7,354
Total revenue	106,004	29,953
Cost of sales	98,638	26,610
Gross profit	7,366	3,343
Operating expenses:
Selling, general and administrative expenses	50,234	13,446
Depreciation and amortization	1,101	982
Total operating expenses	51,335	14,428
Loss from operations	(43,969)	(11,085)
Change in fair value of financial instruments	2,153	—
Interest and other expense, net	(939)	(1,246)
Net loss and comprehensive loss attributable to common stockholders	$(42,755)	$(12,331)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(3.84)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	77,909,110	3,214,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant exchange	—	—	125,160	—	(497)	—	(497)
Issuance of common stock upon exercise of vested options	—	—	107,645	—	200	—	200
Repurchase of shares related to early exercised options	—	—	—	—	132	—	132
Vesting of early exercised options	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	8,375	—	8,375
Net loss and comprehensive loss	—	—	—	—	—	(42,755)	(42,755)
Balance at March 31, 2021	—	$—	84,136,987	$8	$519,828	$(317,198)	$202,638

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	255,237,101	$223,631	37,432,555	$3	$34,997	$(215,297)	$(180,297)
Retroactive application of recapitalization	(255,237,101)	(223,631)	(6,037,592)	—	223,631	—	223,631
Adjusted balance, beginning of period	—	—	31,394,963	3	258,628	(215,297)	43,334
Issuance of common stock upon exercise of vested options	—	—	38,860	—	59	—	59
Repurchase of shares related to early exercised options	—	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	327	—	327
Net loss and comprehensive loss	—	—	—	—	—	(12,331)	(12,331)
Balance at March 31, 2020	—	—	31,433,823	3	259,055	(227,628)	31,430

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,755)	$(12,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,173	982
Stock-based compensation expense	8,203	267
Change in fair value of financial instruments	(2,153)	$—
Contra-revenue associated with milestones	159	159
Amortization of debt discount	—	1,092
Changes in operating assets and liabilities:
Accounts receivable	(12,782)	(618)
Inventory	(25,167)	(3,537)
Prepaid expenses and other current assets	(4,129)	(534)
Other non-current assets	296	130
Accounts payable	1,760	1,309
Accrued expenses and other current liabilities	3,005	2,160
Other non-current liabilities	915	(17)
Net cash, cash equivalents, and restricted cash used in operating activities	(71,475)	(10,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,135)	(168)
Capitalized website internal-use software costs	(1,353)	(1,103)
Net cash, cash equivalents, and restricted cash used in investing activities	(2,488)	(1,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	57,096	8,103
Repayment of flooring line of credit facility	(39,661)	(10,380)
Exchange of warrants for cash	(497)	—
Proceeds from stock option exercises, including from early exercised options	200	59
Repurchase of shares related to early exercised options	(1)	—
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	17,137	(2,218)
Net decrease in cash, cash equivalents and restricted cash	(56,826)	(14,427)
Cash, cash equivalents and restricted cash, beginning of period	235,541	44,576
Cash, cash equivalents and restricted cash, end of period	$178,715	$30,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$176	$287

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vesting of exercised options	$132	$41
Stock-based compensation capitalized to internal-use software	$172	$60
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. DESCRIPTION OF THE BUSINESS AND ACCOUNTING POLICIES
Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”) was incorporated in the State of Delaware on December 9, 2013. The Company conducts its business through Legacy Shift and its wholly owned subsidiaries Shift Operations, LLC, and Shift Finance, LLC.
The Company is based in and operates out of San Francisco, California and operates hubs to purchase, recondition and/or sell vehicles in San Francisco, Los Angeles, Sacramento, San Diego, Portland, and Seattle. Shift operates an innovative platform to make car purchases, car sales and ownership simple. Shift’s innovative platform, which includes proprietary pricing technology, provides consumers with a digital purchase and selling experience, and includes offerings throughout the sales cycle, including vehicle pickup and delivery at a customer’s location.
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
Insurance Acquisition Corp. Merger
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Legacy Shift by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. Upon the consummation of the Merger, Shift received approximately $300.9 million, net of fees and expenses. See Note 2 - Merger for additional details regarding this transaction.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The income tax benefits include a favorable increase in the interest expense limitation under section 163(j), allowing a five-year net operating loss (“NOL”) carryback provision for certain NOLs, and increasing the amount of NOLs corporations may use to offset income for taxable years beginning before 2021. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act would not significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral is effective from the enactment date through December 31, 2020. As of March 31, 2021, the Company had deferred $1.3 million. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of Presentation
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The interim condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the interim condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders' equity for the three months ended March 31, 2021 and 2020, and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K , and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021, are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 19, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the valuation of vehicle inventory, capitalized website and internal-use software development costs, fair value of common stock, financial instruments, stock-based compensation and income taxes.
The COVID-19 pandemic has adversely impacted the global economy, as well as the Company’s operations, and the extent and duration of the impacts remain unclear. The Company’s future estimates, including, but not limited to, the inventory valuations, and fair value measurements, may be impacted and continue to evolve as conditions change as a result of the COVID-19 pandemic.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of March 31, 2021 and December 31, 2020, all liability-classified financial instruments that are remeasured on a recurring basis have been valued using Level 3 inputs. The determination of the fair value of the Lithia warrants subject to remeasurement is based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate.
The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The liability arising from the Escrow Shares is included in financial instruments liability in the condensed consolidated balance sheets. The expected annual volatility of our common stock was estimated to be 67.60% and 63.93% as of March 31, 2021 and December 31, 2020, respectively, based on the historical volatility of comparable publicly traded companies.
The below table illustrates the changes in the fair value of the Company’s Level 3 financial instruments:

(in thousands)	2021	2020
Balance as of January 1,	$25,230	$4,810
Remeasurement of Escrow Shares liability	(2,153)	—
Balance as of March 31,	$23,077	$4,810
All Legacy Shift warrants outstanding prior to the merger were exercised and settled via net share settlement. The number of shares issued upon the exercise of the warrants was reduced in lieu of cash payment for the exercise price of the warrants. There were no warrants outstanding at March 31, 2021.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. This ASU is effective for public and private companies’ fiscal years beginning after December 15, 2018, and December 15, 2021, respectively, with early adoption permitted. The Company expects to adopt ASU 2016-02 under the private company transition guidance beginning January 1, 2022, and is currently evaluating the impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU 2016-13 under the private company transition guidance beginning January 1, 2023, and is currently evaluating the impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 will be effective for the Company for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have on the Company’s condensed consolidated financial statements.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. MERGER
On October 13, 2020, Legacy Shift and IAC consummated the Merger, with Legacy Shift surviving the Merger as a wholly-owned subsidiary of IAC, which was renamed “Shift Technologies, Inc.” Immediately prior to the closing of the Merger, all shares of outstanding redeemable convertible preferred stock of Legacy Shift were automatically converted into shares of Legacy Shift common stock, and all outstanding warrants for Legacy Shift shares were exercised. Upon the consummation of the Merger, each share of Legacy Shift common stock issued and outstanding was canceled and converted into the right to receive 0.1073 shares (the “Exchange Ratio”) of Class A common stock of IAC.
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
The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, IAC was treated as the “acquired” company for financial reporting purposes (See Note 1 - Description of the Business and Accounting Policies). Accordingly, for accounting purposes, the Merger was treated as the equivalent of Shift issuing stock for the net assets of IAC, accompanied by a recapitalization. The net assets of IAC of $0.1 million are stated at historical cost, with no goodwill or other intangible assets recorded.
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
i.if at any time during the 12 months following the closing, the closing share price of the Company’s common stock is greater than $12.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released; and
ii. if at any time during the 30 months following the closing, the closing share price of the Company’s common stock is greater than $15.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released.
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
The Escrow Shares are legally outstanding and the beneficiaries retain all voting, dividend and distribution rights applicable to the Company’s common stock while the shares are in escrow. If the conditions for the release of the Escrow Shares are not met, the shares and any dividends or distributions arising therefrom shall be returned to the Company. The Escrow Shares are not considered outstanding for accounting purposes, and as such are excluded from the calculation of basic net loss per share (see Note 12).

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Escrow Shares meet the accounting definition of a derivative financial instrument. As the number of Escrow Shares that will ultimately be released is partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares are not considered to be indexed to the Company’s common stock and are therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was recorded to financial instruments liability on the condensed consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability are recorded to change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss. No Escrow Shares had been released as of March 31, 2021. During the three months ended March 31, 2021, the Company recognized a gain related to the change in fair value of the Escrow Shares of $2.2 million, which is included in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.

3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Equipment	$3,420	$2,132
Furniture and fixtures	191	158
Leasehold improvements	1,695	1,408
Total property and equipment	5,306	3,698
Less: accumulated depreciation	(1,866)	(1,575)
Property and equipment, net	$3,440	$2,123
Depreciation expense related to property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
4. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	18,857	17,308
Less: accumulated amortization	(12,035)	(11,151)
Capitalized website and internal-use software development costs, net	$7,207	$6,542
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss and amounted to $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Liability for vehicles acquired under OEM program	$10,940	$11,461
Accrued payroll related costs	5,462	4,155
Provision for DMV refunds	1,049	1,093
Accrued sales taxes	3,056	1,503
Common stock subject to repurchase liability, current	379	524
Other accrued expenses	4,284	3,550
Total accrued expenses and other current liabilities	$25,170	$22,286
In November 2019, the Company entered into an arrangement with an original equipment manufacturer (“OEM”) to sell vehicles sourced locally through the trade-in program of the OEM on the Company’s platform. Under the terms of the arrangement, the Company has the option to provisionally accept any trade-ins based on information provided by the OEM. The Company transports any accepted vehicles to its inspection and reconditioning center where Shift inspects the vehicle and makes a final purchasing decision regarding the vehicle. Any rejected vehicles are sent to wholesale auction facilities at Shift’s expense, at which point Shift has no further obligations to the automaker for the rejected vehicle. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price. The final price paid to the OEM upon sale of the vehicle includes an additional amount equal to 50% of the excess of the sales price over the original acquisition price.
6. BORROWINGS
Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances may be prepaid in part or in full at any time without charge, penalty or premium. The Company may request a one-time increase in the commitment by an amount equal to $20.0 million, provided that certain conditions in the facility agreement are met. The expiration date of the facility was initially September 30, 2019. Advances under the facility accrue interest at LIBOR plus 2.00% and as of March 31, 2021, LIBOR was 0.11%. The obligations under the facility are secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility are guaranteed by Lithia. Upon expiration of the facility, Lithia has guaranteed the provision of the flooring line of credit through October 11, 2021 if the Company is unable to secure an extension of the flooring line of credit facility with US Bank. With the signing of the flooring line of credit with US Bank, the Company entered into the commercial agreement for Milestone 1 and the related warrants were issued. Refer to Note 9 - Related Party Transactions for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The FLOC is subject to customary subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the borrowing. As of March 31, 2021, the Company was not in breach of any debt covenants or subjective acceleration clauses.
Delayed Draw Term Loan Agreement
Concurrent with the initial closing of the Series D Convertible Preferred Stock, the Company also entered into the Delayed Draw Term Loan Agreement (“DDTL”) with Lithia, whereby Lithia agreed to make up to two term loans (“Term Loan A” and “Term Loan B”) from November 29, 2019, to June 12, 2020 (extended by amendment to July 31, 2020), with a maximum principal amount of $12.5 million per term loan. Interest accrues on the outstanding principal amount of each Term Loan at a rate equal to LIBOR plus 0.50% The terms of the DDTL include various restrictive covenants, events of default, and security interests in the Company's assets.
In December 2019, the Company drew down on Term Loan A in the amount of $12.5 million. In July 2020, the Company drew down $12.5 million to fund Term Loan B. The DDTL, including both Term Loans A and B, was repaid in full in November 2020.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. STOCKHOLDERS' EQUITY
Warrant Exchange
On December 24, 2020, the Company announced the preliminary results of its offer to exchange (“Offer”) 0.25 shares of Class A common stock and $1.00 in cash, without interest, for each of the 7,532,500 outstanding publicly traded warrants to purchase the Class A common stock of the Company, formerly known as Insurance Acquisition Corp. (“IAC”), in connection with the initial public offering of IAC’s securities on March 22, 2019, which entitle such warrant holders to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustments (the “Public Warrants”), upon the terms and subject to the conditions set forth in the Company’s Tender Offer Statement on Schedule TO originally filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 5, 2020, as amended. The Offer to exchange expired on December 23, 2020. On December 28, 2020, the Company issued an aggregate of 1,744,088 shares of Class A common stock and $7.0 million in cash in exchange for the Public Warrants validly tendered and accepted for exchange in accordance with the Offer.
Pursuant to the terms of the Offer, on December 28, 2020, the Company issued an aggregate of 53,125 shares of Class A common stock and $0.2 million in cash to the holders of 212,500 privately placed warrants, at the same exchange ratio offered to the Public Warrant holders in the Offer (the "Private Exchange").
In connection with the Offer and the Private Exchange, the Company issued an aggregate of 1,798,203 shares of Class A common stock, representing approximately 2.1% of the shares of Class A Common Stock outstanding after such issuances. The Company subsequently issued 125,160 additional shares of Class A common stock and distributed $0.5 million in cash on January 14, 2021 in exchange for all remaining Public Warrants that were outstanding at December 31, 2020. There were no warrants outstanding at March 31, 2021.
8. STOCK-BASED COMPENSATION PLANS
The Company’s 2014 Stock Option Plan (the “2014 Plan”) provides for the grant of restricted stock awards and incentive and non-qualified options and to purchase common stock to officers, employees, directors, and consultants. Options granted to employees and non-employees generally vest ratably over four to five years, with a maximum contractual term of ten years. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan. Following the Merger, no further awards will be made under the 2014 Plan. The number of shares authorized for issuance under the 2014 Plan was reduced to the number of shares subject to awards outstanding under the 2014 Plan immediately after the Merger. Shares reserved for awards that are subsequently expired or forfeited will no longer be returned to the pool of shares authorized for issuance under the 2014 Plan.
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
At the Company's special meeting of stockholders held on October 13, 2020, the stockholders approved the 2020 Omnibus Equity Compensation Plan (the "2020 Plan"). The 2020 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Awards under the 2020 Plan expire no more than ten years from the date of grant. The 2020 Plan became effective immediately upon the closing of the Merger.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2020	2,356,623	$1.80	8.40	$15,230
Granted	—	—
Exercised	(107,645)	1.86
Forfeited	(178,441)	2.47
Cancelled (expired)	(24,847)	3.30
As of March 31, 2021	2,045,690	$1.74	7.83	$13,455
Exercisable as of March 31, 2021	2,045,690	$1.74	7.83	$13,455
Activity related to employee and non-employee RSU awards issued under the 2020 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2020	—	$—	—	$—
Granted	7,345,862	7.04
Vested	—	—
Forfeited	(7,058)	8.26
As of March 31, 2021	7,338,804	$7.04	1.79	$61,059
The RSUs granted during three months ended March 31, 2021 include 1,702,892 RSUs that vest if the closing price of the Company's common stock exceeds thresholds ranging from $23 to $28 during the two year period following the second anniversary of the closing of the Merger. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock.
Stock-Based Compensation Expense
For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $8.2 million and $0.3 million, respectively, to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. In addition, the Company capitalized stock-based compensation costs of $0.2 million and $0.1 million, respectively, to capitalized website and internal use software costs, net.
As of March 31, 2021, there was $45.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.45 years.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2021 and December 31, 2020, the Company has recorded a liability of $0.6 million and $0.7 million relating to 147,659 and 294,761 options that were exercised but not vested, respectively.
9. RELATED PARTY TRANSACTIONS
Sales with Related Party
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended March 31, 2021 and 2020, the Company recognized approximately $2.3 million and $1.0 million, respectively, of sales from the OSM agreement with Lithia.
Accounts Receivable from Related Party
As of March 31, 2021 and December 31, 2020, the Company has $1.3 million and $0.6 million in outstanding accounts receivable from Lithia, which is comprised of $1.3 million and $0.5 million, respectively, in vehicle sales and $0.1 million and $0.1 million, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Milestone 6 — the Company and Lithia entering into a commercial agreement where Lithia will purchase mutually-agreed upon vehicles from the Company in a minimum of three existing Lithia markets.
2018 Milestones
The commercial agreement agreed to with Lithia in September 2018 was entered into concurrently with arrangements that provide for Lithia’s guarantee of the flooring line of credit for a three-year period and the provision by Lithia for the delayed draw facility, see Note 6 - Borrowings. The Company determined that there was significant value in the terms received related to both the guarantee and delayed draw facility, for which the Company transferred the warrants identified in Milestone 1 as compensation. Accordingly, upon entering into the arrangements, the Company measured the fair value of the guarantee received at $9.1 million and the fair value of the delayed draw facility at $5.7 million.
The fair value of the guarantee is treated as a deferred borrowing cost associated with the flooring line of credit and is included within deferred borrowing costs on the condensed consolidated balance sheets and is being amortized over the three-year guarantee period, which resulted in $0.8 million and $0.9 million of interest expense during the three months ended March 31, 2021 and 2020, respectively. The deferred loan commitment cost was amortized over the four-year loan commitment period and the remaining balance was written off when the DDTL was repaid on November 10, 2020. Amortization of the deferred loan commitment cost associated with the delayed draw facility resulted in total interest expense of zero and $0.3 million during three months ended March 31, 2021 and 2020, respectively.
The warrants issued with Milestone 1 were determined to be liability classified, subject to remeasurement, and were recorded as a non-current liability on the condensed consolidated balance sheets as of March 31, 2020. The warrants were exercised in connection with the Merger closing on October 13, 2020. No remeasurement gains or losses related to the warrants were recorded for the three months ended March 31, 2021 and 2020, respectively.
2019 Milestones
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the three months ended March 31, 2021 and 2020, the Company amortized $0.2 million and $0.2 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021 and December 31, 2020, the remaining asset, net of amortization, was $1.7 million and $1.9 million, respectively.
Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expire on October 12, 2021, with automatic 12 month renewal subject to terms and conditions of the agreements. During the three months ended March 31, 2021 and 2020, total costs related to these agreements were approximately $50 thousand and $22 thousand, respectively, and were expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate is 1.50% per annum based on a daily outstanding flooring line of credit and is payable monthly to Lithia. For the three months ended March 31, 2021 and 2020, the Company recorded $31 thousand and $52 thousand of interest and $0.8 million and $0.9 million, respectively of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss.
Delayed Draw Term Loan Agreement
The Company drew down $12.5 million on December 27, 2019, in accordance with the DDTL agreement. On July 2, 2020, an additional $12.5 million was drawn down. On November 10, 2020 the outstanding amount of $25.0 million was repaid. For the three months ended March 31, 2021 and 2020, the Company recorded zero and $0.1 million, respectively of interest and zero and $0.3 million, respectively of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. See Note 6 - Borrowings for further discussion regarding the DDTL.
Accounts Payable Due to Related Party
As of March 31, 2021 and December 31, 2020 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.6 million and $0.5 million, respectively.
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
10. COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company is a tenant under various operating leases with third parties, including leases of office facilities and parking/vehicle storage locations. These lease agreements are under non-cancelable leases and expire at various dates, ranging from 2021 and extending through 2028.
The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $1.8 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively and is recorded within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2021, were as follows (in thousands):

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Year ended December 31,	Minimum Lease Commitments
2021	$5,308
2022	6,090
2023	5,695
2024	4,467
2025	3,625
2026	1,444
Thereafter	1,726
Total minimum lease payments	$28,355
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of March 31, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
11. SEGMENT INFORMATION
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group, reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Co-Chief Executive Officers. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the three months ended March 31, 2021 and 2020, the Company did not have sales to customers outside the United States. As of March 31, 2021 and December 31, 2020, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$92,973	$13,031	$106,004
Segment gross profit	7,236	130	7,366

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$22,599	$7,354	$29,953
Segment gross profit	1,887	1,456	3,343
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Segment gross profit	$7,366	$3,343
Selling, general and administrative expenses	(50,234)	(13,446)
Depreciation and amortization	(1,101)	(982)
Change in fair value of financial instruments	2,153	—
Interest and other expense, net	(939)	(1,246)
Net loss and comprehensive loss attributable to common stockholders	$(42,755)	$(12,331)
12. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Net loss and comprehensive loss attributable to common stockholders	$(42,755)	$(12,331)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	77,909,110	3,214,113
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(3.84)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of March 31,
	2021	2020
Escrow Shares	6,000,218	—
Stock options	2,045,690	3,269,218
Restricted stock units	7,338,804	—
Restricted stock awards	—	117,209
Contingently repurchasable early exercise shares	147,659	250,013
Total	15,532,371	3,636,440
13. INCOME TAXES
The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2021 and 2020. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following management’s discussion and analysis together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about Shift’s business, operations and industry that involve risks and uncertainties, such as statements regarding Shift’s plans, objectives, expectations and intentions. Shift’s future results and financial condition may differ materially from those currently anticipated by Shift as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Throughout this section, unless otherwise noted “we”, “us”, “our” and the “Company” refer to Shift and its consolidated subsidiaries.
Insurance Acquisition Corp. Merger
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”), by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. Upon the consummation of the Merger, Shift received approximately $300.9 million, net of fees and expenses. See Note 2 - Merger, in the accompanying condensed consolidated financial statements for additional details regarding this transaction. For financial reporting purposes IAC was treated as the “acquired” company and Legacy Shift was treated as the accounting acquirer.
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

Launched in 2014, Shift currently operates six reconditioning facilities across the West Coast capable of reaching over 85%1 of the California population and a large portion of the populations of Oregon and Washington, with proven success in San Francisco, Los Angeles and Orange County, San Diego, Sacramento, Portland, and Seattle. In May 2021, the Company began selling cars in the San Antonio and Austin, Texas markets and began acquiring cars in Las Vegas. The Company plans to expand to additional metropolitan areas. Once fully launched, each region is supported by one hub location that acts as the central point for reconditioning and vehicle storage that also enables customers who prefer to browse inventory onsite. For the three months ended March 31, 2021, the Company had $106.0 million in revenue, an increase of 254% compared to $30.0 million of revenue for the three months ended March 31, 2020. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With current operations out of six West Coast hubs and the launch of new Texas locations, Shift has significant runway for continued expansion.
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
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, low fulfillment costs, and centralized software. For the three months ended March 31, 2021, Shift sourced 87% of its inventory from consumer-sellers and partners driving industry-leading margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides Shift access to a deeper pool of scarce, highly desirable inventory.
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
_________________________________________
1Includes MSA’s within 60 miles of Shift hub facilities in San Francisco, Los Angeles, San Diego, and Sacramento

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing, vehicle protection, and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended March 31, 2021 and 2020, was $106.0 million and $30.0 million, respectively. For the three months ended March 31, 2021 and 2020, our revenue was impacted by contra-revenue charges of $0.2 million and $0.2 million, respectively related to certain milestones under our agreement with Lithia (see Note 9 - Related Party Transactions in the accompanying condensed consolidated financial statements). We expect significant growth going forward as we expand geographically, increase market penetration, and increase ancillary product sales. Our adjusted gross profit is equal to the revenue from vehicle sales and services, exclusive of the impact of the warrants issued related to milestone achievement under our Lithia agreement, less the costs associated with acquiring and reconditioning the vehicle prior to sale. Adjusted gross profit is a non-GAAP financial measure used by our management team to assess our business and consists of gross profit adjusted for non-cash items as set forth below under “Non-GAAP Financial Measures.”
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
Vehicle Reconditioning
All of the cars Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our six regional reconditioning facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new hub location) to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This key component of our reconditioning process impacts our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house. With a 60-mile test drive service radius from our hub to a customer’s home, each reconditioning facility is able to cover a large geographic range and service the surrounding metropolitan area. We plan to grow our reconditioning center network as we expand geographically and launch new markets.
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
Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Deeper Market Penetration Within Our Existing Markets
We believe that there remains a large opportunity to capture additional market share within our existing service areas. We’ve proven our ability to command a strong market share through effective marketing channels, as demonstrated by our current market share in our most established cities in the San Francisco area, where we represent over 4% of the used car sales market.3 We believe that with effective brand marketing, we will be able to reach similar market penetration in our other geographic markets.
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
Improvements in Reconditioning Processes
We learned early on from our experience in the used car sales business that to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history, and we are happy with what we have achieved. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment (“ROI”). We believe that our network of reconditioning centers and connecting logistics routes have excess capacity, which we plan to utilize as we increase retail sales volumes. Increasing capacity utilization will positively affect Adjusted GPU by reducing per unit overhead costs. Due to hiring challenges in the COVID environment, our ability to grow our reconditioning teams could not keep pace with the consumer demand in the market, and we therefore outsourced the reconditioning process for select vehicles. We believe we’ve seen significant improvements in our in house reconditioning in 2021 as our technician hiring caught up to our throughput targets. However, the higher outsourced reconditioning costs incurred in 2020 will continue to impact results in the first half of 2021 as we sell through vehicles acquired and reconditioned in 2020.
____________
3Represents Shift’s 2019 total unit sales for ZIP codes in which Shift currently operates from San Francisco, South San Francisco, Daly City and Brisbane, divided by the total 2019 used vehicle sales in the same area.

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
Seasonality
We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We have typically experienced higher revenue growth rates in the second and third quarters of the calendar year than in each of the first or fourth quarters of the calendar year. We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are an important source of car buyer down payments on used vehicle purchases. We believe that continued investments in growth, including effective marketing and new market entry, will allow us to maintain sales growth through seasonality, however we recognize that in the future our revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, specifically the automotive retail industry.

Impact of COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19, and in the following weeks, shelter-in-place ordinances were put into effect in regions where Shift operates. We saw a slowing of vehicle sales immediately following the shelter-in-place ordinances in March; however, within five weeks, we were back near our pre-COVID-19 weekly sales volumes. Although the ultimate impacts of COVID-19 remain uncertain, a recent survey found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic is accelerating trends of online adoption more broadly as consumers seek to avoid physical retail locations. We believe that this global pandemic will push people to look to alternative means of personal transportation, and our product is well suited to provide customers with a safe, clean means of transportation, through our contactless purchase and delivery processes. Therefore, while it remains possible that sustained or deepened impact on consumer demand resulting from COVID-19 or the related economic recession could negatively impact Shift’s performance, we believe that Shift is well positioned to weather the pandemic. In 2021, pandemic-related economic stimulus and constraints in the supply of new and used vehicles have increased demand for our products, while labor shortages have abated since the initial pandemic lockdowns.
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
•uncertainties related to the impact of COVID-19 variants and government actions that that may be taken in response;
•uncertainties as to the timing and impact of vaccination campaigns underway in key markets; and
•potential deterioration of economic conditions in the United States, which could have an adverse impact on discretionary consumer spending.
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
Number of Regional Hubs
We define a hub as a physical location at which we recondition and store units bought and sold within a market. Because of our omni-channel fulfillment model with our on-demand delivery test drive offering, we are able to service super-regional areas covering approximately a 60-mile radius from a single hub location. This is a key metric as each hub expands our service area as our service area, reconditioning and storage capacity.

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$88,954	$21,916	305.9%
Other revenue	4,019	683	488.4%
Wholesale vehicle revenue	13,031	7,354	77.2%
Total revenue	$106,004	$29,953	253.9%

Cost of sales:
Ecommerce vehicle cost of sales	$85,737	$20,712	313.9%
Wholesale vehicle cost of sales	12,901	5,898	118.7%
Total cost of sales	$98,638	$26,610	270.7%

Gross profit:
Ecommerce vehicle gross profit	$3,217	$1,204	167.2%
Other gross profit	4,019	683	488.4%
Wholesale vehicle gross profit	130	1,456	(91.1)%
Total gross profit	$7,366	$3,343	120.3%

Unit sales information:
Ecommerce vehicle unit sales	4,452	1,421	213.3%
Wholesale vehicle unit sales	1,527	706	116.3%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$19,981	$15,423	29.6%
Wholesale vehicles	$8,534	$10,417	(18.1)%

Gross profit per unit(1):
Ecommerce gross profit per unit	$723	$847	(14.6)%
Other gross profit per unit	$903	$481	87.7%
Wholesale gross profit per unit	$29	$1,025	(97.2)%
Total gross profit per unit	$1,655	$2,353	(29.7)%

Non-financial metrics
Average monthly unique visitors	709,409	219,691	222.9%
Average days to sale	47	70	(32.9)%
Ecommerce vehicles available for sale	3,736	1,401	166.7%
# of regional hubs	6	5	20.0%
____________
(1)Gross profit per unit is calculated as gross profit for ecommerce, other and wholesale, each of which divided by the total number of ecommerce units sold in the period.

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
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $67.0 million, or 305.9%, to $89.0 million during the three months ended March 31, 2021, from $21.9 million in the comparable period in 2020. This increase was primarily driven by an increase in ecommerce unit sales, as we sold 4,452 ecommerce vehicles in the three months ended March 31, 2021, compared to 1,421 ecommerce vehicles in the three months ended March 31, 2020. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $19,981 for the three months ended March 31, 2021, compared to $15,423 for the three months ended March 31, 2020. This increase in ecommerce ASP was primarily a reflection of changes to our inventory mix, as sales of highline and luxury vehicles were a greater share of our sales than in the comparable period.
Other Revenue
Other revenue increased by $3.3 million, or 488.4%, to $4.0 million during the three months ended March 31, 2021, from $0.7 million in the comparable period in 2020. This increase was primarily due to strategic investments to enhance our ancillary products to better monetize our unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $5.7 million, or 77.2%, to $13.0 million during the three months ended March 31, 2021, from $7.4 million in the comparable period in 2020. The increase was primarily due to an increase in wholesale unit sales as we sold 1,527 wholesale vehicles in the three months ended March 31, 2020, compared to 706 wholesale vehicles in the three months ended March 31, 2020. This increase in wholesale vehicle revenue was also partially offset by a 29.6% decrease in ASP. During the three months ended March 31, 2020, we sold several hundred newer vehicles that had been purchased from a defunct rental car business, which resulted in abnormally high wholesale average selling prices in the comparable period.
Cost of Sales
Cost of sales increased by $72.0 million, or 270.7%, to $98.6 million during the three months ended March 31, 2021, from $26.6 million in the comparable period in 2020. The increase was primarily due to an increase in unit sales as we sold 5,979 total vehicles in the three months ended March 31, 2021, compared to 2,127 total vehicles in the three months ended March 31, 2020.
Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit increased by $2.0 million, or 167.2%, to $3.2 million during the three months ended March 31, 2021, from $1.2 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in ecommerce vehicle gross profit was partly offset by an decrease in ecommerce gross profit per unit, which shrank to $723 per unit for the three months ended March 31, 2021, from $847 per unit in the comparable period in 2020. This decrease in ecommerce gross profit per unit was largely driven by higher average reconditioning costs for vehicles reconditioned in the fourth quarter of 2020 and sold during the three months ended March 31, 2021. Reconditioning costs for vehicles acquired during the three months ended March 31, 2021 decreased due to decreased use of third party services and increased efficiency of internal reconditioning. The reduction in reconditioning costs will benefit future periods as the vehicles are sold.

Other Gross Profit
Other gross profit per unit increased to $903 during the three months ended March 31, 2021, from $481 per unit in the comparable period in 2020. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $1.3 million, or 91.1%, to $0.1 million during the three months ended March 31, 2021, from $1.5 million in the comparable period in 2020. The decrease was primarily driven by an decrease in wholesale gross profit per unit, which shrank to $29 per unit for the three months ended March 31, 2021, from $1,025 in the comparable period in 2020. During the three months ended March 31, 2020, we sold several hundred newer vehicles that had been purchased from a defunct rental car business on very favorable terms, which resulted in abnormally high wholesale gross margin the comparable period.
Components of SG&A

	Three Months Ended March 31,
	2021	2020	Change
	($ in thousands)
Compensation and benefits(1)	$22,257	$6,577	238.4%
Marketing expenses	15,393	1,786	761.9%
Other costs(2)	12,584	5,083	147.6%
Total selling, general and administrative expenses	$50,234	$13,446	273.6%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.
Selling, general and administrative expenses increased by $36.8 million, or 273.6%, to $50.2 million during the three months ended March 31, 2021, from $13.4 million in the comparable period in 2020. The increase was partly due to an increase in compensation costs of $15.7 million, driven by the increase in headcount from 305 to 854. The increase was also partly due to the increase in marketing expense of $13.6 million, which resulted from continued investment in brand marketing and opportunistic discretionary spending to leverage unusually favorable conditions in the used auto market. Lastly, other costs increased by $7.5 million due primarily to increased selling costs and costs associated with being a public company such as increased accounting, compliance, and legal costs.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through March 31, 2021 primarily includes proceeds from the Merger and PIPE financing completed in October 2020, sales of convertible preferred stock, and proceeds from our flooring line of credit facility with U.S. Bank in 2021 and 2020, which we refer to as the FLOC. Refer to Note 6 - Borrowings and Note 9 - Related Party Transactions in our “Notes to Condensed Consolidated Financial Statements” for additional information.
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc., with Shift Platform, Inc. continuing as the surviving entity. The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. Upon the consummation of the Merger, Shift received approximately $300.9 million net of fees and expenses. See Note 2 - Merger in the “Notes to Condensed Consolidated Financial Statements” for additional details regarding this transaction.

Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $317.2 million as of March 31, 2021. Further, during the three months ended March 31, 2021, the Company had negative operating cash flows of $71.5 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
Debt obligations
See Note 6 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Three Months Ended March 31, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(71,475)	$(10,938)
Net cash, cash equivalents, and restricted cash used in investing activities	(2,488)	(1,271)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	17,137	(2,218)
Operating Activities
For the three months ended March 31, 2021, net cash used in operating activities was $71.5 million, an increase of $60.5 million from cash used in operating activities of $10.9 million for the three months ended March 31, 2020. The increase is primarily due to an increase in net loss of $30.4 million. The increase was also partly due to an increase in accounts receivable of $12.2 million and an increase in net inventory purchases of $21.6 million.
Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities of $2.5 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
For the three months ended March 31, 2020, net cash used in investing activities of $1.3 million was primarily driven by the capitalization of website and internal-use software costs.
Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities was $17.1 million, primarily due to increased utilization of the FLOC to finance inventory purchases.
For the three months ended March 31, 2020, net cash used in financing activities was$2.2 million, primarily due to sales of vehicles financed vehicles (i.e., repayments on the FLOC balance) exceeding financed purchases of inventory.
Contractual Obligations
As of March 31, 2021, the Company reported a liability for vehicles acquired under OEM program of $10.9 million. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
The Company has various operating leases of real estate and equipment. See Note 10 - Commitments and Contingencies to the accompanying condensed consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.
Available Information
Our website is located at www.shift.com, and our investor relations website is located at www.investors.shift.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website. The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to Smaller Reporting Companies.
ITEM 4. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2021, our Disclosure Controls were not effective due to a material weakness in the Company's internal control over financial reporting as disclosed below.

2. Material Weakness

During the course of preparing our financial statements as of and for the year ended December 31, 2020, management identified certain deficiencies in our internal control over financial reporting that management believes to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Specifically, a material weakness exists in the control environment as the Company does not have a process that demonstrates a commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment, and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

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

3. Plan to Remediate Material Weakness

The Company is devoting significant time, attention, and resources to remediating the above material weakness. As of March 31, 2021, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control:

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

4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of March 31, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated October 13, 2020, by and between the Company and Karan Gupta (filed herewith).*
10.2
Form of Executive RSU Agreement under the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2021).

10.3	Employment Agreement, dated as of March 15, 2021, between the Company and Oded Shein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2021).*
10.4	Amendment No. 1 to the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2021).
10.5	RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and George Arison (filed herewith).*
10.6	RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and Toby Russell (filed herewith).*
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIFT TECHNOLOGIES, INC.
/s/ Oded Shein
Oded Shein
Chief Financial Officer
May 14, 2021