Form 10-Q
period 2021-06-30
SHIFT TECHNOLOGIES, INC.
filed 2021-08-11
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 001-38839

Shift Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5325852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Division Street, Suite 400, San Francisco, California 94103-4893 (Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021 the registrant had 84,175,500 shares of common stock outstanding.

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

•general business and economic conditions and risks related to the larger automotive ecosystem;

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

•the impact of federal, state and local laws on our ability to obtain and maintain necessary dealer and financing licenses in the states in which we do business;

•our ability to timely secure and maintain cost effective real estate locations in connection with the expansion of our business;

•risks that impact the quality of our customer experience, our reputation, or our brand;

•changes and ambiguity in the prices of new and used vehicles;

ii

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

•our dependence on key personnel;

•our ability to rapidly hire and retain qualified personnel necessary to grow our business as anticipated;

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

•our ability to establish and maintain effective internal control over financial reporting; and

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$238,235	$233,936
Accounts receivable, net	18,332	8,426
Inventory	122,451	49,086
Prepaid expenses and other current assets	6,497	5,478
Total current assets	385,515	296,926
Property and equipment, net	4,591	2,123
Capitalized website and internal use software costs, net	7,993	6,542
Restricted cash, non-current	1,475	1,605
Deferred borrowing costs	632	2,149
Other non-current assets	2,430	2,748
Total assets	$402,636	$312,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,572	$10,675
Accrued expenses and other current liabilities	25,466	22,286
Flooring line of credit	49,682	13,870
Total current liabilities	87,720	46,831
Convertible notes	143,768	—
Financial instruments liability	19,606	25,230
Other non-current liabilities	3,090	2,850
Total liabilities	254,184	74,911

Commitment and contingencies (Note 10)

Stockholders’ equity:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 84,162,817 and 83,904,182 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	497,303	511,617
Accumulated deficit	(348,859)	(274,443)
Total stockholders’ equity	148,452	237,182
Total liabilities and stockholders’ equity	$402,636	$312,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Ecommerce revenue, net	$129,688	$27,468	$218,642	$49,384
Other revenue, net	5,075	1,215	9,094	1,897
Wholesale vehicle revenue	20,087	3,758	33,118	11,112
Total revenue	154,850	32,441	260,854	62,393
Cost of sales	138,519	28,868	237,158	55,478
Gross profit	16,331	3,573	23,696	6,915
Operating expenses:
Selling, general and administrative expenses	48,143	14,633	98,378	28,079
Depreciation and amortization	1,561	1,096	2,662	2,077
Total operating expenses	49,704	15,729	101,040	30,156
Loss from operations	(33,373)	(12,156)	(77,344)	(23,241)
Change in fair value of financial instruments	3,470	(5,633)	5,624	(5,633)
Interest and other expense, net	(1,758)	(1,204)	(2,696)	(2,450)
Net loss and comprehensive loss attributable to common stockholders	$(31,661)	$(18,993)	$(74,416)	$(31,324)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(5.79)	$(0.95)	$(9.68)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,046,020	3,278,547	78,000,870	3,235,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant exchange	—	—	125,160	—	(497)	—	(497)
Issuance of common stock upon exercise of vested options	—	—	107,645	—	200	—	200
Repurchase of shares related to early exercised options	—	—	—	—	1	—	1
Vesting of early exercised options	—	—	—	—	132	—	132
Stock-based compensation	—	—	—	—	8,375	—	8,375
Net loss and comprehensive loss	—	—	—	—	—	(42,755)	(42,755)
Balance at March 31, 2021	—	—	84,136,987	8	519,828	(317,198)	202,638
Purchase of Capped Calls (Note 7)	—	—	—	—	(28,391)	—	(28,391)
Issuance of common stock upon exercise of vested options	—	—	31,679	—	101	—	101
Repurchase of shares related to early exercised options	—	—	(5,849)	—	—	—	—
Vesting of early exercised options	—	—	—	—	114	—	114
Stock-based compensation	—	—	—	—	5,651	—	5,651
Net loss and comprehensive loss	—	—	—	—	—	(31,661)	(31,661)
Balance at June 30, 2021	—	$—	84,162,817	$8	$497,303	$(348,859)	$148,452

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	255,237,101	$223,631	37,432,555	$3	$34,997	$(215,297)	$(180,297)
Retroactive application of recapitalization	(255,237,101)	(223,631)	(6,037,592)	—	223,631	—	223,631
Adjusted balance, beginning of period	—	—	31,394,963	3	258,628	(215,297)	43,334
Issuance of common stock upon exercise of vested options	—	—	38,860	—	59	—	59
Repurchase of shares related to early exercised options	—	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	327	—	327
Net loss and comprehensive loss	—	—	—	—	—	(12,331)	(12,331)
Balance at March 31, 2020	—	—	31,433,823	3	259,055	(227,628)	31,430
Issuance of common stock upon exercise of vested options	—	—	24,189	—	28	—	28
Repurchase of shares related to early exercised options	—	—	—	—	89	—	89
Stock-based compensation	—	—	—	—	492	—	492
Net loss and comprehensive loss	—	—	—	—	—	(18,993)	(18,993)
Balance at June 30, 2020	—	$—	31,458,012	$3	$259,664	$(246,621)	$13,046

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,416)	$(31,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,883	2,077
Stock-based compensation expense	13,608	699
Change in fair value of financial instruments	(5,624)	5,633
Contra-revenue associated with milestones	318	318
Amortization of debt discount	—	2,184
Changes in operating assets and liabilities:
Accounts receivable	(9,906)	(377)
Inventory	(73,365)	2,588
Prepaid expenses and other current assets	(1,019)	(1,202)
Other non-current assets	75	(48)
Accounts payable	1,373	1,050
Accrued expenses and other current liabilities	3,389	4,204
Other non-current liabilities	1,805	(43)
Net cash, cash equivalents, and restricted cash used in operating activities	(140,879)	(14,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,921)	(298)
Capitalized website internal-use software costs	(2,934)	(1,933)
Net cash, cash equivalents, and restricted cash used in investing activities	(5,855)	(2,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	162,241	29,127
Repayment of flooring line of credit facility	(126,504)	(38,690)
Proceeds from SBA PPP Loans	—	6,055
Proceeds from Convertible Notes (Note 6)	143,768	—
Premiums paid for Capped Call Transactions (Note 7)	(28,391)	—
Exchange of warrants for cash	(497)	—
Proceeds from stock option exercises, including from early exercised options	301	69
Repurchase of shares related to early exercised options	(15)	(3)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	150,903	(3,442)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,169	(19,914)
Cash, cash equivalents and restricted cash, beginning of period	235,541	44,576
Cash, cash equivalents and restricted cash, end of period	$239,710	$24,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$427	$459

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$525	$—
Vesting of exercised options	$246	$129
Stock-based compensation capitalized to internal-use software	$418	$119
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. DESCRIPTION OF THE BUSINESS AND ACCOUNTING POLICIES
Shift Technologies, Inc., which, together with its subsidiaries we refer to as Shift, we, us, our, SFT, or the Company, conducts its business through its wholly owned subsidiaries Shift Platform, Inc., Shift Operations, LLC, and Shift Finance, LLC. Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”) was incorporated in the State of Delaware on December 9, 2013.
The Company is headquartered in San Francisco, California and operates hubs to purchase, recondition and/or sell vehicles in major cities in California, Oregon, Washington, Texas, and Nevada. Shift operates an innovative platform to make car purchases, car sales and ownership simple. Shift’s innovative platform, which includes proprietary pricing technology, provides consumers with a digital purchase and selling experience, and includes offerings throughout the sales cycle, including vehicle pickup and delivery at a customer’s location.
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
Insurance Acquisition Corp. Merger
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Legacy Shift by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc. Upon the consummation of the Merger, Shift received approximately $300.9 million, net of fees and expenses. See Note 2 - Merger for additional details regarding this transaction.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic, and the Company expects its operations in all locations to be affected as the pandemic progresses. The Company saw a slowing of vehicle sales immediately following the shelter in place ordinances in March; however, within five weeks, weekly sales volume rebounded nearly to pre-COVID-19 volumes. The Company has adjusted certain aspects of its operations to protect its employees and customers while still meeting customers’ needs for vital technology, including implementing contactless purchase and delivery processes and applying long-term antimicrobial surface and air protection systems for its entire inventory.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The income tax benefits include a favorable increase in the interest expense limitation under section 163(j), allowing a five-year net operating loss (“NOL”) carryback provision for certain NOLs, and increasing the amount of NOLs corporations may use to offset income for taxable years beginning before 2021. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act would not significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of June 30, 2021, the Company had deferred $1.3 million. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of Presentation
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The interim condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K , and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021, are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 19, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the valuation of vehicle inventory, capitalized website and internal-use software development costs, fair value of common stock, financial instruments, convertible debt, stock-based compensation and income taxes.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2021 and December 31, 2020, all liability-classified financial instruments that are remeasured on a recurring basis have been valued using Level 3 inputs. The determination of the fair value of the Lithia warrants subject to remeasurement was based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate.
The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The liability arising from the Escrow Shares is included in financial instruments liability in the condensed consolidated balance sheets. The expected annual volatility of our common stock was estimated to be 69.69% and 63.93% as of June 30, 2021 and December 31, 2020, respectively, based on the historical volatility of comparable publicly traded companies.
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021	2020
Balance as of January 1,	$25,230	$4,810
Remeasurement of Lithia warrants	—	5,633
Remeasurement of Escrow Shares liability	(5,624)	—
Balance as of June 30,	$19,606	$10,443
All Legacy Shift warrants outstanding prior to the merger were exercised and settled via net share settlement. The number of shares issued upon the exercise of the warrants was reduced in lieu of cash payment for the exercise price of the warrants. There were no warrants outstanding at June 30, 2021.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company early-adopted the ASU on January 1, 2021. There was no impact to the Company's condensed consolidated financial statements on the date of adoption.
2. MERGER
On October 13, 2020, Legacy Shift and IAC consummated the Merger, with Legacy Shift surviving the Merger as a wholly-owned subsidiary of IAC, which was renamed “Shift Technologies, Inc.” Immediately prior to the closing of the Merger, all shares of outstanding redeemable convertible preferred stock of Legacy Shift were automatically converted into shares of Legacy Shift common stock, and all outstanding warrants for Legacy Shift shares were exercised. Upon the consummation of the Merger, each share of Legacy Shift common stock issued and outstanding was canceled and converted into the right to receive 0.1073 shares (the “Exchange Ratio”) of Class A common stock of IAC, including the contingently cancellable Escrow Shares described below.
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
Escrow Shares
The former Legacy Shift stockholders are entitled to receive up to an additional 6,000,218 shares of the Company’s common stock (the “Escrow Shares”). The Escrow Shares were deposited into an escrow account in connection with the closing of the Merger, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the Merger. The Escrow Shares will be released to the beneficiaries if the following conditions are achieved following October 13, 2020, the date of the closing of the Merger:
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
The Escrow Shares meet the accounting definition of a derivative financial instrument. As the number of Escrow Shares that will ultimately be released is partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares are not considered to be indexed to the Company’s common stock and are therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was recorded to financial instruments liability on the condensed consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability are recorded to change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss. No Escrow Shares had been released as of June 30, 2021. During the three and six months ended June 30, 2021, the Company recognized gains related to the change in fair value of the Escrow Shares of $3.5 and $5.6 million, respectively, which are included in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.

3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Equipment	$4,903	$2,132
Furniture and fixtures	191	158
Leasehold improvements	904	1,408
Total property and equipment	5,998	3,698
Less: accumulated depreciation	(1,407)	(1,575)
Property and equipment, net	$4,591	$2,123
Depreciation expense related to property and equipment was $0.7 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense related to property and equipment was $1.0 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
4. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	20,664	17,308
Less: accumulated amortization	(13,056)	(11,151)
Capitalized website and internal-use software development costs, net	$7,993	$6,542
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Liability for vehicles acquired under OEM program	$513	$11,461
Accrued payroll related costs	8,609	4,155
Provision for DMV refunds	1,071	1,093
Accrued sales taxes	7,341	1,503
Common stock subject to repurchase liability, current	310	524
Interest payable	713	18
Other accrued expenses	6,909	3,532
Total accrued expenses and other current liabilities	$25,466	$22,286
In November 2019, the Company entered into an arrangement with an original equipment manufacturer (“OEM”) to sell vehicles sourced locally through the trade-in program of the OEM on the Company’s platform. Under the terms of the arrangement, the Company has the option to provisionally accept any trade-ins based on information provided by the OEM. The Company transports any accepted vehicles to one of its inspection and reconditioning centers where Shift inspects the vehicle and makes a final purchasing decision regarding the vehicle. Any rejected vehicles are sent to wholesale auction facilities at Shift’s expense, at which point Shift has no further obligations to the automaker for the rejected vehicle. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price. The final price paid to the OEM upon sale of the vehicle includes an additional amount equal to 50% of the excess of the sales price over the original acquisition price.
Interest payable in the table above as of December 31, 2020 has been reclassified to be shown separately from other accrued expenses to conform to the presentation as of June 30, 2021.
6. BORROWINGS
Convertible Notes
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes are the Company’s senior unsecured obligations and will rank equally in right of payment with the Company’s future senior unsecured indebtedness, senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes and effectively subordinated to the Company’s future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.
The Notes will accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company.
The Notes are convertible into shares of the Company’s Class A common stock at an initial conversion rate of 118.6556 shares of the Company’s Class A common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $8.43 per share of the Company’s Class A common stock). The initial conversion price represents a premium of approximately 27.50% over the last reported sale price of the Company’s Class A common stock on May 24, 2021, which was $6.61 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events prior to the maturity date. The Company will increase the conversion rate on a sliding scale to up to a maximum of 151.2859 per $1,000 principal amount for a holder who elects to convert its notes in connection with certain corporate events or the Company’s delivery of a notice of redemption, as the case may be, in certain circumstances.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Noteholders may convert their notes at their option only in the following circumstances:
1.during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of our Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our Class A common stock on such trading day and the conversion rate on such trading day;
3.upon the occurrence of certain corporate events or distributions on our Class A common stock;
4.if we call such notes for redemption; and
5.at any time from, and including, November 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.
Conversions of the Notes will be settled in cash, shares of the Company's Class A common stock or a combination thereof, at the Company's election.
The Notes will be redeemable, in whole or in part (subject to a partial redemption limitation), at the Company’s option at any time, and from time to time, on or after May 20, 2024 and on or before the 40th scheduled trading day immediately before the Maturity Date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice; and (ii) a registration statement covering the resale of the shares of the Company’s Class A common stock, if any, issuable upon conversion of the Notes in connection with such optional redemption is effective and available for use and is expected, as of the date the redemption notice is sent, to remain effective and available during the period from, and including the date the redemption notice is sent to, and including, the business day immediately before the related redemption date, unless the Company elects cash settlement in respect of the conversions in connection with such optional redemption.
In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption and on or prior to the business day immediately before the related redemption date. If the Company elects to redeem less than all of the outstanding Notes, at least $50.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date the Company sends the related redemption notice.
Unamortized deferred borrowing costs at June 30, 2021 were $6.2 million, and are included as a reduction to convertible notes on the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recorded $0.7 million of contractual interest expense and $0.1 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73% for all periods presented.
The fair value of the Notes (Level 1) at June 30, 2021 was $186.8 million.
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 7 - Stockholders' Equity), and intends to use the remaining proceeds for working capital and general corporate purposes.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances may be prepaid in part or in full at any time without charge, penalty or premium. The terms of the facility allowed the Company to request a one-time increase in the commitment by an amount equal to $20.0 million, provided that certain conditions in the facility agreement are met. The expiration date of the facility was initially September 30, 2019. Advances under the facility accrue interest at LIBOR plus 2.00% and as of June 30, 2021, LIBOR was 0.10%. The obligations under the facility are secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility are guaranteed by Lithia. Upon expiration of the facility, Lithia has guaranteed the provision of the flooring line of credit through October 11, 2021 if the Company is unable to secure an extension of the flooring line of credit facility with US Bank. With the signing of the flooring line of credit with US Bank, the Company entered into the commercial agreement for Milestone 1 and the related warrants were issued. Refer to Note 9 - Related Party Transactions for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
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
The FLOC is subject to customary subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the borrowing. As of June 30, 2021, the Company was not in breach of any debt covenants or subjective acceleration clauses.
Delayed Draw Term Loan Agreement
Concurrent with the initial closing of the Series D Convertible Preferred Stock, the Company also entered into the Delayed Draw Term Loan Agreement (“DDTL”) with Lithia, whereby Lithia agreed to make up to two term loans (“Term Loan A” and “Term Loan B”) from November 29, 2019, to June 12, 2020 (extended by amendment to July 31, 2020), with a maximum principal amount of $12.5 million per term loan. Interest accrued on the outstanding principal amount of each Term Loan at a rate equal to LIBOR plus 0.50% The terms of the DDTL include various restrictive covenants, events of default, and security interests in the Company's assets.
In December 2019, the Company drew down on Term Loan A in the amount of $12.5 million. In July 2020, the Company drew down $12.5 million to fund Term Loan B. The DDTL, including both Term Loans A and B, was repaid in full in November 2020.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
SBA PPP Loan
On April 22, 2020, the Company, through Shift Platform Inc. (then named Shift Technologies, Inc.), and its wholly owned subsidiary, Shift Operations LLC, obtained loans under the Paycheck Protection Program (the “PPP Loans”) with an outstanding principal amount of $6.1 million. The PPP Loans were made through Newtek Small Business Finance (the “Lender”), and the Company entered into two U.S. Small Business Administration Paycheck Protection Program Notes (the “Agreements”) with the Lender evidencing the PPP Loans. Interest accrued on the outstanding principal balances of the PPP Loans at a fixed rate of 1.0%, which is deferred for the first nine months of the term of the PPP Loans.
In conjunction with closing of the Merger in October 2020, the Company repaid the outstanding balance and accrued interest on the PPP Loans in full.
7. STOCKHOLDERS' EQUITY
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 6 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
The cap price of the Capped Call Transactions was initially approximately $14.8725 per share, which represents a premium of approximately 125% above the last reported sale price per share of Class A common stock on NASDAQ on May 24, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Notes and will not change any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.
The Company used approximately $28.4 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital on the condensed consolidated balance sheets.
The following table presents the hypothetical settlement amount of the Capped Call Transactions at June 30, 2021, assuming the conversion of all outstanding Notes. The table also presents the hypothetical impact of a $1 increase or decrease in our share price on the settlement amounts. As the Company can receive settlement of the Capped Called Transactions in any combination of cash or common stock (depending on how the Company elects to settle the Notes), the table presents both the cash settlement amount assuming 100% cash settlement and the share settlement amount in common shares assuming 100% share settlement.

As of June 30, 2021	Cash Settlement Amount	Share Settlement Amount	Fair Value of Share Settlement
	(thousands)	(# of shares)	(thousands)
Hypothetical Capped Call Settlement Value	$973	110,862	$951
Capped Call Settlement Value - Share Price + $1	10,667	1,259,210	10,804
Capped Call Settlement Value - Share Price - $1	—	—	—

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In connection with the Offer and the Private Exchange, the Company issued an aggregate of 1,798,203 shares of Class A common stock, representing approximately 2.1% of the shares of Class A Common Stock outstanding after such issuances. The Company subsequently issued 125,160 additional shares of Class A common stock and distributed $0.5 million in cash on January 14, 2021 in exchange for all remaining Public Warrants that were outstanding at December 31, 2020. There were no warrants outstanding at June 30, 2021.
8. STOCK-BASED COMPENSATION PLANS
The Company’s 2014 Stock Option Plan (the “2014 Plan”) provides for the grant of restricted stock awards and incentive and non-qualified options and to purchase common stock to officers, employees, directors, and consultants. Options granted to employees and non-employees generally vest ratably over four to five years, with a maximum contractual term of ten years. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan. The number of shares authorized for issuance under the 2014 Plan was reduced to the number of shares subject to awards outstanding under the 2014 Plan immediately after the Merger. As a result, no further awards will be made under the 2014 Plan. Shares reserved for awards that are subsequently expired or forfeited will no longer be returned to the pool of shares authorized for issuance under the 2014 Plan.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2020	2,356,623	$1.80	8.40	$15,230
Granted	—	—
Exercised	(139,324)	2.16
Forfeited	(272,609)	2.65
Cancelled (expired)	(55,105)	3.53
As of June 30, 2021	1,889,585	$1.62	7.44	$13,142
Exercisable as of June 30, 2021	1,889,585	$1.62	7.44	$13,142
Activity related to employee and non-employee RSU awards issued under the 2020 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2020	—	$—	—	$—
Granted	8,492,524	7.24
Vested	—	—
Forfeited	(441,202)	7.53
As of June 30, 2021	8,051,322	$7.23	1.67	$69,080
The RSUs granted during the six months ended June 30, 2021 include 1,771,220 RSUs that vest if the closing price of the Company's common stock exceeds thresholds ranging from $23 to $28 during the two year period following the second anniversary of the earlier of the closing of the Merger or the grantee's date of hire. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock.
Stock-Based Compensation Expense
For the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $5.4 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $13.6 million and $0.7 million, respectively In addition, the Company capitalized stock-based compensation costs for the three months ended June 30, 2021 and 2020 of $0.2 million and $0.1 million, respectively, to capitalized website and internal use software costs, net. For the six months ended June 30, 2021, the Company capitalized $0.4 million and $0.1 million.
As of June 30, 2021, there was $46.7 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.42 years.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2021 and December 31, 2020, the Company has recorded a liability of $0.5 million and $0.7 million relating to 100,893 and 294,761 options that were exercised but not vested, respectively.
9. RELATED PARTY TRANSACTIONS
Sales with Related Party
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended June 30, 2021 and 2020, the Company recognized approximately $4.6 million and $0.5 million, respectively, of sales from the OSM agreement with Lithia. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $6.9 million and $1.6 million, respectively, of sales from the OSM agreement with Lithia.
Accounts Receivable from Related Party
As of June 30, 2021 and December 31, 2020, the Company has $2.4 million and $0.2 million in outstanding accounts receivable from Lithia, which is comprised of $2.3 million and $0.1 million, respectively, in vehicle sales and $0.1 million and $43 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.
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
The fair value of the guarantee is treated as a deferred borrowing cost associated with the flooring line of credit and is included within deferred borrowing costs on the condensed consolidated balance sheets and is being amortized over the three-year guarantee period, which resulted in $0.8 million and $1.2 million of interest expense during the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. The deferred loan commitment cost was amortized over the four-year loan commitment period and the remaining balance was written off when the DDTL was repaid on November 10, 2020. Amortization of the deferred loan commitment cost associated with the delayed draw facility resulted in total interest expense during the three and six months ended June 30, 2020 of $0.3 million and $0.7 million, respectively.
The warrants issued with Milestone 1 were determined to be liability classified, subject to remeasurement, and were recorded as a non-current liability on the condensed consolidated balance sheets as of March 31, 2020. The warrants were exercised in connection with the Merger closing on October 13, 2020. The Company recognized remeasurement losses of $5.6 million for the three and six months ended June 30, 2020.
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the three months ended June 30, 2021 and 2020, the Company amortized $0.2 million and $0.2 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2021 and 2020, the Company amortized $0.3 million and $0.3 million, respectively. As of June 30, 2021 and December 31, 2020, the remaining asset, net of amortization, was $1.6 million and $1.9 million, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expire on October 12, 2021, with automatic 12 month renewal subject to terms and conditions of the agreements. During the three months ended June 30, 2021 and 2020, total costs related to these agreements were approximately $50 thousand and $38 thousand, respectively. During the six months ended June 30, 2021 and 2020, total costs related to these agreements were approximately $0.1 million and $0.1 million, respectively. The lease costs were expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate is 1.50% per annum based on a daily outstanding flooring line of credit and is payable monthly to Lithia. For the three months ended June 30, 2021 and 2020, the Company recorded $5 thousand and $25 thousand, respectively of interest and $0.8 million and $1.2 million, respectively of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, the Company recorded $36 thousand and $0.1 million, respectively of interest and $1.6 million and $2.4 million, respectively of deferred borrowing cost amortization.
Delayed Draw Term Loan Agreement
The Company drew down $12.5 million on December 27, 2019, in accordance with the DDTL agreement. On July 2, 2020, an additional $12.5 million was drawn down. On November 10, 2020 the outstanding amount of $25.0 million was repaid. For the three and six months ended June 30, 2020, the Company recorded $0.1 million and $0.2 million, respectively of interest and $0.3 million and $0.7 million, respectively of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. See Note 6 - Borrowings for further discussion regarding the DDTL.
Accounts Payable Due to Related Party
As of June 30, 2021 and December 31, 2020 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.6 million and $0.5 million, respectively.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company is a tenant under various operating leases with third parties, including leases of office facilities and parking/vehicle storage locations. These lease agreements are under non-cancelable leases and expire at various dates, ranging from 2021 and extending through 2028.
The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $2.2 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $4.0 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. Future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2021, were as follows (in thousands):

Year ended December 31,	Minimum Lease Commitments
2021	$3,074
2022	6,151
2023	6,130
2024	4,563
2025	3,734
2026	1,555
Thereafter	1,830
Total minimum lease payments	$27,037
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of June 30, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group, reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Co-Chief Executive Officers. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the three and six months ended June 30, 2021 and 2020, the Company did not have sales to customers outside the United States. As of June 30, 2021 and December 31, 2020, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$134,763	$20,087	$154,850
Segment gross profit	15,978	353	16,331

	Three Months Ended June 30, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$28,683	$3,758	$32,441
Segment gross profit	2,922	651	3,573

	Six Months Ended June 30, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$227,736	$33,118	$260,854
Segment gross profit	23,215	481	23,696

	Six Months Ended June 30, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$51,281	$11,112	$62,393
Segment gross profit	4,808	2,107	6,915
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment gross profit	$16,331	$3,573	$23,696	$6,915
Selling, general and administrative expenses	(48,143)	(14,633)	(98,378)	(28,079)
Depreciation and amortization	(1,561)	(1,096)	(2,662)	(2,077)
Change in fair value of financial instruments	3,470	(5,633)	5,624	(5,633)
Interest and other expense, net	(1,758)	(1,204)	(2,696)	(2,450)
Net loss and comprehensive loss attributable to common stockholders	$(31,661)	$(18,993)	$(74,416)	$(31,324)

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss and comprehensive loss attributable to common stockholders	$(31,661)	$(18,993)	$(74,416)	$(31,324)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,046,020	3,278,547	78,000,870	3,235,106
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(5.79)	$(0.95)	$(9.68)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2021	2020
Escrow Shares	6,000,218	—
Convertible Notes	17,798,340	—
Stock options	1,889,585	3,101,656
Restricted stock units	8,051,322	—
Restricted stock awards	—	81,425
Contingently repurchasable early exercise shares	100,893	180,957
Total	33,840,358	3,364,038
13. INCOME TAXES
The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2021 and 2020. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

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
Each of these steps is powered by Shift’s software solutions, mobile transactions platform, and scalable logistics, combined with the Company’s eight centralized inspection, reconditioning & storage centers, called hubs.
Shift’s vision is to provide a comprehensive experience for car owners, driven by technology at every step of the consumer lifecycle. Our continued investments in our research and discovery functionality create a platform that draws customers to engage with the Shift website and provide a seamless search experience.
There are three ways to purchase a car from Shift:
•On-demand test drive: Shift conveniently brings the customer's desired car to the customer’s desired location for a no-obligation, contactless test drive, usually at their home or work. If the customer chooses to purchase the vehicle, a Shift concierge staff can process the transaction on-the-spot via a mobile app.
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

Launched in 2014, Shift currently operates six reconditioning facilities across the West Coast capable of reaching over 85%1 of the California population and a large portion of the populations of Oregon and Washington, with proven success in San Francisco, Los Angeles and Orange County, San Diego, Sacramento, Portland, and Seattle. Additionally, in the second quarter of 2021 the Company began selling cars in the Austin-San Antonio and Dallas, Texas markets and began acquiring cars in Las Vegas. The Company plans to expand to additional metropolitan areas. Once fully launched, each region is supported by one hub location that acts as the central point for reconditioning and vehicle storage that also enables customers to browse inventory onsite. For the three months ended June 30, 2021, the Company had $154.9 million in revenue, an increase of 377% compared to $32.4 million of revenue for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company had $260.9 million in revenue, an increase of 318.1% compared to $62.4 million of revenue for the six months ended June 30, 2020. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With current operations out of six West Coast hubs and the launch of new Texas locations, Shift has significant runway for continued expansion.
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
Regardless of the approach chosen by the customer, they will be supported by friendly Shift Concierge and Advisor team members. For all ecommerce buyers, Shift offers a full suite of options to consumers to finance and protect their vehicle through the only mobile point-of-sale solution on the market. Through our platform, we connect customers to various lending partners for a completely digital end-to-end process for financing and service products. A customer can also complete a short online prequalification form and immediately see a filtered view of cars that meet their budget based on the financing options for which they are likely to be able to qualify. Customers can also get approved for financing before they even test drive a car, making it much more likely that the customer will purchase a car from us.
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the three months ended June 30, 2021, Shift sourced 93% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides Shift access to a deeper pool of scarce, highly desirable inventory.
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
Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a 70 Net Promoter Score (“NPS”) in 2020, an order of magnitude higher score than traditional auto retailers. These positive experiences allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle (for example, vehicle maintenance plans), we will continue to establish a long-term customer base that will return for future transactions.
_________________________________________
1Includes MSA’s within 60 miles of Shift hub facilities in San Francisco, Los Angeles, San Diego, and Sacramento

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended June 30, 2021 and 2020, was $154.9 million and $32.4 million, respectively. Our revenue for the six months ended June 30, 2021 and 2020, was $260.9 million and $62.4 million, respectively. We expect significant growth going forward as we expand geographically, increase market penetration, and increase ancillary product sales.
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
Vehicle Reconditioning
All of the cars Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our six regional reconditioning facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new hub location) to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This operational flexibility in our reconditioning process improves our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house. With a 60-plus mile test drive service radius from our hub to a customer’s home, each reconditioning facility is able to cover a large geographic range and service the surrounding metropolitan area. We plan to grow our reconditioning center network as we expand geographically and launch new markets.
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
Financing and Vehicle Protection Products
We generate revenue by earning no obligation referral fees for selling ancillary products to customers that purchase vehicles through the Shift platform. Since we earn fees for the F&I products we sell, our gross profit on these items is equal to the revenue we generate for the sale of those. Our current offering consists of financing from third-party lenders, guaranteed asset protection (“GAP”) waiver, vehiclle protection plans and vehicle service contracts. We plan to offer additional third-party products to provide a wider product offering to customers and expect these products to contribute to reaching our revenue and profitability targets.

Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Deeper Market Penetration Within Our Existing Markets
We believe that there remains a substantial opportunity to capture additional market share within our existing service areas. We’ve proven our ability to command a strong market share through effective marketing channels, as demonstrated by our current market share in our most established cities in the San Francisco area. We believe that with effective brand marketing, we will be able to reach similar market penetration in our other geographic markets.
Expansion into New Markets
We believe that a phased, capital efficient expansion model results in the most cost-effective new market launch strategy in the industry. Our approach to market expansion is to implement controlled launches to expand our existing service territory. This approach both bolsters our existing markets (with new inventory being acquired in nearby cities), while simultaneously providing the new market with the local talent and resources required for a successful launch.
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
Improvements in Reconditioning Processes
We learned early on from our experience in the used car sales business that to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history, and we are happy with what we have achieved. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment (“ROI”). We believe that our network of reconditioning centers and connecting logistics routes have excess capacity, which we plan to utilize as we increase retail sales volumes. Increasing capacity utilization will positively affect Adjusted GPU by reducing per unit overhead costs. Due to hiring challenges in the COVID environment, our ability to grow our reconditioning teams could not keep pace with the consumer demand in the market, and we therefore outsourced the reconditioning process for select vehicles. We believe we’ve seen significant improvements in our in-house reconditioning in 2021 as our technician hiring caught up to our throughput targets. However, the higher outsourced reconditioning costs incurred in 2020 has continued to impact results early in the first half of 2021 as we sell through vehicles acquired and reconditioned in 2020.

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
Growth in Other Revenue from Expansion of Product Offerings
We see great opportunity to further expand our other revenue streams through additional product offerings beyond the existing offerings on our platform. These incremental revenue streams will come in the form of on-boarding new lending partners to our existing loan program, as well as introducing entirely new financing and vehicle protection products to offer our customers. We intend to continue to grow this business segment to service every addressable need of our customers during the vehicle purchase process.
Seasonality
We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We have typically experienced higher revenue growth rates in the second and third quarters of the calendar year than in each of the first or fourth quarters of the calendar year. We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are an important source of car buyer down payments on used vehicle purchases. We believe that continued investments in growth, including effective marketing and new market entry, will allow us to maintain sales growth through seasonality. However, we recognize that in the future our revenues may be affected by these seasonal trends (including any disruptions to normal seasonal trends arising from the COVID-19 pandemic), as well as cyclical trends affecting the overall economy, specifically the automotive retail industry.

Impact of COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19, and in the following weeks, shelter-in-place ordinances were put into effect in regions where Shift operates. We saw a slowing of vehicle sales immediately following the shelter-in-place ordinances in March; however, within five weeks, we were back near our pre-COVID-19 weekly sales volumes. Although the ultimate impacts of COVID-19 remain uncertain, a mid-pandemic survey found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic has accelerated trends of online adoption more broadly as consumers seek to avoid physical retail locations. We believe that this global pandemic will push people to look to alternative means of personal transportation, and our product is well suited to provide customers with a safe, clean means of transportation, through our contactless purchase and delivery processes. Therefore, while it remains possible that sustained or deepened impact on consumer demand resulting from COVID-19 or the related economic recession could negatively impact Shift’s performance, we believe that Shift is well positioned to weather the pandemic. In 2021, pandemic-related economic stimulus and constraints in the supply of new and used vehicles have increased demand and pricing for our products, while labor shortages have abated since the initial pandemic lockdowns.
Ultimately, the magnitude and duration of the impact to Shift’s operations is impossible to predict due to:
•uncertainties regarding the duration of the COVID-19 pandemic and how long related disruptions will continue;
•the impact of governmental orders and regulations that have been, and may in the future be, imposed;
•the impact of COVID-19 on wholesale auctions, state DMV titling and registration services and other third parties on which we rely;
•uncertainties related to the impact of COVID-19 variants and government actions that that may be taken in response;
•uncertainties as to the impact of vaccination campaigns underway in key markets; and
•potential deterioration of economic conditions in the United States, which could have an adverse impact on discretionary consumer spending.
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
Gross Profit per Unit
We define gross profit per unit as the gross profit for ecommerce, other, and wholesale, each of which divided by the total number of ecommerce units sold in the period. We calculate gross profit as the revenue from vehicle sales and services less the costs associated with acquiring and reconditioning the vehicle prior to sale. Gross profit per unit is driven by ecommerce vehicle revenue, which generates additional revenue through attachment of our financing and protection products, and gross profit generated from wholesale vehicle sales. We present gross profit per unit from our three revenues streams, as Ecommerce gross profit per unit, Wholesale gross profit per unit and Other gross profit per unit.
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
Number of Regional Hubs
We define a hub as a physical location at which we recondition and store units bought and sold within a market. Because of our omni-channel fulfillment model with our on-demand delivery test drive offering, we are able to service super-regional areas covering approximately a 60-plus mile radius from a single hub location. This is a key metric as each hub expands our service area as our service area, reconditioning and storage capacity.

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30, 2021
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$129,688	$27,468	372.1%	$218,642	$49,384	342.7%
Other revenue, net	5,075	1,215	317.7%	9,094	1,897	379.4%
Wholesale vehicle revenue	20,087	3,758	434.5%	33,118	11,112	198.0%
Total revenue	$154,850	$32,441	377.3%	$260,854	$62,393	318.1%

Cost of sales:
Ecommerce vehicle cost of sales	$118,785	$25,761	361.1%	$204,521	$46,473	340.1%
Wholesale vehicle cost of sales	19,734	3,107	535.1%	32,637	9,005	262.4%
Total cost of sales	$138,519	$28,868	379.8%	$237,158	$55,478	327.5%

Gross profit:
Ecommerce vehicle gross profit	$10,903	$1,707	538.7%	$14,121	$2,911	385.1%
Other gross profit	5,075	1,215	317.7%	9,094	1,897	379.4%
Wholesale vehicle gross profit	353	651	(45.8)%	481	2,107	(77.2)%
Total gross profit	$16,331	$3,573	357.1%	$23,696	$6,915	242.7%

Unit sales information:
Ecommerce vehicle unit sales	5,871	1,822	222.2%	10,323	3,243	218.3%
Wholesale vehicle unit sales	1,944	474	310.1%	3,471	1,180	194.2%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$22,090	$15,076	46.5%	$21,180	$15,228	39.1%
Wholesale vehicles	$10,333	$7,929	30.3%	$9,541	$9,417	1.3%

Gross profit per unit(1):
Ecommerce gross profit per unit	$1,857	$937	98.2%	$1,368	$898	52.3%
Other gross profit per unit	$864	$667	29.5%	881	585	50.6%
Wholesale gross profit per unit	$60	$357	(83.2)%	47	650	(92.8)%
Total gross profit per unit	$2,781	$1,961	41.8%	$2,296	$2,133	7.6%

Non-financial metrics
Average monthly unique visitors	563,497	265,288	112.4%	636,453	242,490	162.5%
Average days to sale	53	69	(23.2)%	50	69	(27.5)%
Ecommerce vehicles available for sale	5,200	979	431.2%	5,200	979	431.2%
# of regional hubs(2)	8	5	60.0%	8	5	60.0%
____________
(1)Gross profit per unit is calculated as gross profit for ecommerce, other and wholesale, each of which divided by the total number of ecommerce units sold in the period.
(2)As of June 30, 2021, the Dallas and Austin-San Antonio Hubs were active for vehicle storage and sales but had not yet commenced vehicle reconditioning operations.

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
Three Months Ended June 30, 2021
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $102.2 million, or 372.1%, to $129.7 million during the three months ended June 30, 2021, from $27.5 million in the comparable period in 2020. This increase was primarily driven by an increase in ecommerce unit sales, as we sold 5,871 ecommerce vehicles in the three months ended June 30, 2021, compared to 1,822 ecommerce vehicles in the three months ended June 30, 2020. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput. Substantially all of our sales growth resulted from increased market penetration in our five most mature west coast regions ranging from San Diego to Portland, with the more recent Seattle, Austin-San Antonio and Dallas locations expected to contribute to sales growth in future periods.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $22,090 for the three months ended June 30, 2021, compared to $15,076 for the three months ended June 30, 2020. This increase in ecommerce ASP was primarily a reflection of changes to our inventory mix as well as an increase in demand for used vehicles coupled with lower than average inventory levels across the auto market as a whole.
Other Revenue, Net
Other revenue increased by $3.9 million, or 317.7%, to $5.1 million during the three months ended June 30, 2021, from $1.2 million in the comparable period in 2020. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our growing unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $16.3 million, or 434.5%, to $20.1 million during the three months ended June 30, 2021, from $3.8 million in the comparable period in 2020. The increase was primarily due to an increase in wholesale unit sales as we sold 1,944 wholesale vehicles in the three months ended June 30, 2021, compared to 474 wholesale vehicles in the three months ended June 30, 2020. This increase in wholesale vehicle revenue was also partly due to a 30.3% increase in ASP driven by favorable conditions in the wholesale auto market.
Cost of Sales
Cost of sales increased by $109.7 million, or 379.8%, to $138.5 million during the three months ended June 30, 2021, from $28.9 million in the comparable period in 2020. The increase was primarily due to an increase in unit sales as we sold 7,815 total vehicles in the three months ended June 30, 2021, compared to 2,296 total vehicles in the three months ended June 30, 2020.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit increased by $9.2 million, or 538.7%, to $10.9 million during the three months ended June 30, 2021, from $1.7 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in ecommerce vehicle gross profit was also partly due to an increase in ecommerce gross profit per unit, which grew to $1,857 per unit for the three months ended June 30, 2021, from $937 per unit in the comparable period in 2020. This increase in ecommerce gross profit per unit was largely driven by lower reconditioning costs. Reconditioning costs for vehicles acquired during the previous fiscal quarter decreased due to proportionally lower reliance on third party services and increased efficiency of internal reconditioning facilities, which benefited gross profit as the vehicles were sold during the three months ended June 30, 2021. Ecommerce vehicle gross profit also benefited from favorable conditions in the used auto market.
Other Gross Profit
Other gross profit increased by $3.9 million, or 317.7%, to $5.1 million during the three months ended June 30, 2021, from $1.2 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in other gross profit was also partly due an increase in other gross profit per unit to $864 during the three months ended June 30, 2021, from $667 per unit in the comparable period in 2020. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $0.3 million, or 45.8%, to $0.4 million during the three months ended June 30, 2021, from $0.7 million in the comparable period in 2020. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $60 per unit for the three months ended June 30, 2021, from $357 in the comparable period in 2020. During the three months ended June 30, 2020, we sold a number of newer vehicles that had been purchased from a defunct rental car business on favorable terms, which increased the average wholesale margin in the comparable period.
Components of SG&A

	Three Months Ended June 30,
	2021	2020	Change
	($ in thousands)
Compensation and benefits(1)	$22,581	$6,743	234.9%
Marketing expenses	10,913	2,921	273.6%
Other costs(2)	14,649	4,969	194.8%
Total selling, general and administrative expenses	$48,143	$14,633	229.0%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and amortized over the estimated useful lives of the related assets.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.
Selling, general and administrative expenses increased by $33.5 million, or 229.0%, to $48.1 million during the three months ended June 30, 2021, from $14.6 million in the comparable period in 2020. The increase was partly due to an increase in compensation costs of $15.8 million, driven by the increase in average headcount from 357 to 930. The increase was also partly due to the increase in marketing expense of $8.0 million, which resulted from continued investment in brand marketing and opportunistic discretionary spending to leverage favorable conditions in the used auto market. Lastly, other costs increased by $9.7 million due primarily to increased selling costs and costs associated with being a public company such as increased accounting, compliance, and legal costs.

Six Months Ended June 30, 2021
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $169.3 million, or 342.7%, to $218.6 million during the six months ended June 30, 2021, from $49.4 million in the comparable period in 2020. This increase was primarily driven by an increase in ecommerce unit sales, as we sold 10,323 ecommerce vehicles in the six months ended June 30, 2021, compared to 3,243 ecommerce vehicles in the six months ended June 30, 2020. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $21,180 for the six months ended June 30, 2021, compared to $15,228 for the six months ended June 30, 2020. This increase in ecommerce ASP was primarily a reflection of changes to our inventory mix as well as an increase in demand for used vehicles coupled with lower than average inventory levels across the auto market as a whole.

Other Revenue, Net
Other revenue increased by $7.2 million, or 379.4%, to $9.1 million during the six months ended June 30, 2021, from $1.9 million in the comparable period in 2020. This increase was primarily due to strategic investments to enhance our ancillary products to better monetize our growing unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $22.0 million, or 198.0%, to $33.1 million during the six months ended June 30, 2021, from $11.1 million in the comparable period in 2020. The increase was primarily due to an increase in wholesale unit sales as we sold 3,471 wholesale vehicles in the six months ended June 30, 2021, compared to 1,180 wholesale vehicles during the six months ended June 30, 2020. This increase in wholesale vehicle revenue was also partly due to a 1.3% increase in ASP.
Cost of Sales
Cost of sales increased by $181.7 million, or 327.5%, to $237.2 million during the six months ended June 30, 2021, from $55.5 million in the comparable period in 2020. The increase was primarily due to an increase in unit sales as we sold 13,794 total vehicles in the six months ended June 30, 2021, compared to 4,423 total vehicles in the six months ended June 30, 2020.
Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit increased by $11.2 million, or 385.1%, to $14.1 million during the six months ended June 30, 2021, from $2.9 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in ecommerce vehicle gross profit was also partly due to an increase in ecommerce gross profit per unit, which grew to $1,368 per unit for the six months ended June 30, 2021, from $898 per unit in the comparable period in 2020. This increase in ecommerce gross profit per unit was largely driven by lower average reconditioning costs for vehicles reconditioned in the first quarter of 2021 and sold during the three months ended June 30, 2021. Reconditioning costs for vehicles acquired during the previous fiscal quarter decreased due to decreased use of third party services and increased efficiency of internal reconditioning. The reduction in reconditioning costs benefited the latter part of the six months ended June 30, 2020 as the vehicles were sold. Ecommerce vehicle gross profit also benefited from favorable conditions in the used auto market.

Other Gross Profit
Other gross profit increased by $7.2 million, or 379.4%, to $9.1 million during the six months ended June 30, 2021, from $1.9 million in the comparable period in 2020. Other gross profit per unit increased to $881 during the six months ended June 30, 2021, from $585 per unit in the comparable period in 2020. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $1.6 million, or 77.2%, to $0.5 million during the six months ended June 30, 2021, from $2.1 million in the comparable period in 2020. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $47 per unit for the six months ended June 30, 2021, from $650 in the comparable period in 2020. During the six months ended June 30, 2020, we old a number of newer vehicles that had been purchased from a defunct rental car business on favorable terms, which increased the average wholesale margin in the comparable period.
Components of SG&A

	Six Months Ended June 30, 2021
	2021	2020	Change
	($ in thousands)
Compensation and benefits(1)	$44,838	$13,321	236.6%
Marketing expenses	26,240	4,707	457.5%
Other costs(2)	27,300	10,051	171.6%
Total selling, general and administrative expenses	$98,378	$28,079	250.4%
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
Selling, general and administrative expenses increased by $70.3 million, or 250.4%, to $98.4 million during the six months ended June 30, 2021, from $28.1 million in the comparable period in 2020. The increase was partly due to an increase in compensation costs of $31.5 million, driven by the increase in average headcount from 402 to 874. The increase was also partly due to the increase in marketing expense of $21.5 million, which resulted from continued investment in brand marketing and opportunistic discretionary spending to leverage unusually favorable conditions in the used auto market. Lastly, other costs increased by $17.2 million due primarily to increased selling costs and costs associated with being a public company such as increased accounting, compliance, and legal costs.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through June 30, 2021 primarily includes proceeds from the Merger and PIPE financing completed in October 2020, issuance of convertible notes, and proceeds from our Flooring Line of Credit ("FLOC") facility with U.S. Bank in 2021 and 2020. Refer to Note 6 - Borrowings and Note 9 - Related Party Transactions in our “Notes to Condensed Consolidated Financial Statements” for additional information.
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc., with Shift Platform, Inc. continuing as the surviving entity. The public company resulting from the merger was renamed Shift Technologies, Inc., which we refer to as Shift, we, us, our, SFT, or the Company. Upon the consummation of the Merger, Shift received approximately $300.9 million net of fees and expenses. See Note 2 - Merger in the “Notes to Condensed Consolidated Financial Statements” for additional details regarding this transaction.

On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes will accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 6 - Borrowings n the “Notes to Condensed Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 7 - Stockholders' Equity), and intends to use the remaining proceeds for working capital and general corporate purposes.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $348.9 million as of June 30, 2021. During the six months ended June 30, 2021, the Company had negative operating cash flows of $140.9 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
Debt obligations
See Note 6 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Six Months Ended June 30, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(140,879)	$(14,241)
Net cash, cash equivalents, and restricted cash used in investing activities	(5,855)	(2,231)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	150,903	(3,442)
Operating Activities
For the six months ended June 30, 2021, net cash used in operating activities was $140.9 million, an increase of $126.6 million from cash used in operating activities of $14.2 million for the six months ended June 30, 2020. The increase is primarily due to an increase in net loss of $43.1 million. The increase was also partly due to an increase in accounts receivable of $9.5 million and an increase in net inventory purchases of $76.0 million. The impact of net inventory purchases on our liquidity position was partly offset by a $45.3 million increase in cash provided by net borrowings on the FLOC, which are included in financing activities on the accompanying condensed consolidated statements of cash flows.
Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities of $5.9 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
For the six months ended June 30, 2020, net cash used in investing activities of $2.2 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $150.9 million, primarily due to the $143.8 million in net proceeds from issuance of the Convertible Notes and net proceeds from the Flooring Line of Credit of $35.7 million, offset by $28.4 million in premiums paid or the Capped Call Transactions (See Note 6 - Borrowings and Note 7 - Stockholders' Equity of the “Notes to Condensed Consolidated Financial Statements”).

For the six months ended June 30, 2020, net cash used in financing activities was $3.4 million, primarily due to sales of financed vehicles (i.e., repayments on the FLOC balance) exceeding financed purchases of inventory. Net repayments of the FLOC were partly offset by $6.1 million in proceeds from the SBA PPP Loan.
Contractual Obligations
As of June 30, 2021, the Company reported a liability for vehicles acquired under OEM program of $0.5 million. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
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
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
Convertible Notes
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes will accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. Please see Note 6 - Borrowings to the accompanying condensed consolidated financial statements for additional information.
The Notes contain conversion and redemption features that were evaluated for separate accounting as bifurcated embedded derivatives under applicable GAAP. The conversion feature was determined to meet the scope exception for embedded features indexed to the Company's common stock, and therefore was not accounted for separately from the host debt instrument. The redemption feature was determined to meet the scope exception for embedded features that are clearly and closely related to the host instrument, and therefore was not accounted for separately from the host debt instrument. The Notes are presented on the condensed consolidated balance sheets at par value, net of unamortized discounts and issuance costs.
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 6 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Notes and will not change any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

The Company used approximately $28.4 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital on the condensed consolidated balance sheets.
Available Information
Our website is located at www.shift.com, and our investor relations website is located at www.investors.shift.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items of interest to our investors, including SEC filings, investor events, press releases, and earnings releases. Further, corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website. The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2021, our Disclosure Controls were not effective due to a material weakness in the Company's internal control over financial reporting as disclosed below.

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

3. Plan to Remediate Material Weakness

The Company is devoting significant time, attention, and resources to remediating the above material weakness. As of June 30, 2021, the Company continues to execute the following steps intended to remediate the material weakness described above and strengthen our internal control:

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

4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of June 30, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as described below:

Future sales or issuances of equity securities could decrease the value of our common stock, dilute investors’ voting power and reduce our earnings per share.
We may sell additional equity securities in subsequent offerings (including through the sale of securities convertible into equity securities and may issue equity securities in acquisitions). We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.
Additional issuances of our securities may involve the issuance of a significant number of common stock at prices less than the current market price for the common stock. Issuances of substantial numbers of common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices of our common stock. Any transaction involving the issuance of previously authorized but unissued common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to security holders.
Sales of substantial amounts of our securities by us or our existing shareholders, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities and dilute investors’ earnings per share. Exercises of presently outstanding share options or warrants may also result in dilution to security holders. A decline in the market prices of our securities could impair our ability to raise additional capital through the sale of securities should we desire to do so.
As of August 9, 2021, we had outstanding approximately 84,175,500 shares of our common stock and securities exercisable for and convertible into approximately 9,875,423 shares of common stock (of which approximately 3,117,627 were exercisable as of that date). We also had convertible debt outstanding that is convertible into a maximum of 22,692,890 shares of our common stock. The sale or the availability for sale of a large number of our common stock in the public market could cause the price of our common stock to decline.
There is no assurance we will continue to meet the Nasdaq listing standards.
We must meet continuing listing standards to maintain the listing of our common stock on Nasdaq. If we fail to comply with listing standards and Nasdaq delists our common stock, we and our shareholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our common stock;
•reduced liquidity for our common stock;
•a determination that our common stock are “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possible result in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news about us and analyst coverage of us; and
•a decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. Please see Note 6 - Borrowings to the accompanying condensed consolidated financial statements for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of May 27, 2021, among Shift Technologies, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report of Form 8-K filed on June 1, 2021)

10.1
Registration Rights Agreement, dated as of May 27, 2021, by and among Shift Technologies, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on June 1, 2021)

31.1
Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
August 10, 2021