Form 10-Q
period 2021-09-30
SHIFT TECHNOLOGIES, INC.
filed 2021-11-12
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 11, 2021 the registrant had 81,291,036 shares of common stock outstanding.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$247,532	$233,936
Accounts receivable, net of allowance for doubtful accounts of $298 and $46	12,789	8,426
Inventory	88,885	49,086
Prepaid expenses and other current assets	5,258	5,478
Total current assets	354,464	296,926
Property and equipment, net	5,972	2,123
Capitalized website and internal use software costs, net	8,495	6,542
Restricted cash, non-current	1,625	1,605
Deferred borrowing costs	—	2,149
Other non-current assets	2,307	2,748
Total assets	$372,863	$312,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,696	$10,675
Accrued expenses and other current liabilities	39,250	22,286
Flooring line of credit	50,250	13,870
Total current liabilities	101,196	46,831
Convertible notes	144,048	—
Financial instruments liability	7,639	25,230
Other non-current liabilities	3,150	2,850
Total liabilities	256,033	74,911

Commitment and contingencies (Note 10)

Stockholders’ equity:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 84,281,072 and 83,904,182 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	503,070	511,617
Accumulated deficit	(386,248)	(274,443)
Total stockholders’ equity	116,830	237,182
Total liabilities and stockholders’ equity	$372,863	$312,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Ecommerce revenue, net	$156,248	$48,486	$374,889	$97,870
Other revenue, net	6,215	2,036	15,309	3,933
Wholesale vehicle revenue	17,337	9,392	50,455	20,504
Total revenue	179,800	59,914	440,653	122,307
Cost of sales	166,848	56,188	404,006	111,666
Gross profit	12,952	3,726	36,647	10,641
Operating expenses:
Selling, general and administrative expenses	57,886	24,030	156,264	52,109
Depreciation and amortization	1,375	1,181	4,037	3,258
Total operating expenses	59,261	25,211	160,301	55,367
Loss from operations	(46,309)	(21,485)	(123,654)	(44,726)
Change in fair value of financial instruments	11,967	(579)	17,591	(6,211)
Interest and other expense, net	(3,047)	(1,256)	(5,742)	(3,707)
Net loss and comprehensive loss attributable to common stockholders	$(37,389)	$(23,320)	$(111,805)	$(54,644)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(6.96)	$(1.43)	$(17.05)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,096,901	3,352,870	78,052,624	3,205,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant exchange	—	—	125,160	—	(497)	—	(497)
Issuance of common stock upon exercise of vested options	—	—	107,645	—	200	—	200
Repurchase of shares related to early exercised options	—	—	—	—	1	—	1
Vesting of early exercised options	—	—	—	—	132	—	132
Stock-based compensation	—	—	—	—	8,375	—	8,375
Net loss and comprehensive loss	—	—	—	—	—	(42,755)	(42,755)
Balance at March 31, 2021	—	—	84,136,987	8	519,828	(317,198)	202,638
Purchase of Capped Calls (Note 7)	—	—	—	—	(28,391)	—	(28,391)
Issuance of common stock upon exercise of vested options	—	—	31,679	—	101	—	101
Repurchase of shares related to early exercised options	—	—	(5,849)	—	—	—	—
Vesting of early exercised options	—	—	—	—	114	—	114
Stock-based compensation	—	—	—	—	5,651	—	5,651
Net loss and comprehensive loss	—	—	—	—	—	(31,661)	(31,661)
Balance at June 30, 2021	—	—	84,162,817	8	497,303	(348,859)	148,452
Issuance of common stock upon exercise of vested options	—	—	134,415	—	99	—	99
Repurchase of shares related to early exercised options	—	—	(16,160)	—	—	—	—
Vesting of early exercised options	—	—	—	—	142	—	142
Stock-based compensation	—	—	—	—	5,526	—	5,526
Net loss and comprehensive loss	—	—	—	—	—	(37,389)	(37,389)
Balance at September 30, 2021	—	$—	84,281,072	$8	$503,070	$(386,248)	$116,830

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	255,237,101	$223,631	37,432,555	$3	$34,997	$(215,297)	$(180,297)
Retroactive application of recapitalization	(255,237,101)	(223,631)	(6,037,592)	—	223,631	—	223,631
Adjusted balance, beginning of period	—	—	31,394,963	3	258,628	(215,297)	43,334
Issuance of common stock upon exercise of vested options	—	—	38,860	—	59	—	59
Vesting of early exercised options	—	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	327	—	327
Net loss and comprehensive loss	—	—	—	—	—	(12,331)	(12,331)
Balance at March 31, 2020	—	—	31,433,823	3	259,055	(227,628)	31,430
Issuance of common stock upon exercise of vested options	—	—	24,189	—	28	—	28
Vesting of early exercised options	—	—	—	—	89	—	89
Stock-based compensation	—	—	—	—	492	—	492
Net loss and comprehensive loss	—	—	—	—	—	(18,993)	(18,993)
Balance at June 30, 2020	—	—	31,458,012	3	259,664	(246,621)	13,046
Issuance of common stock upon exercise of vested options	—	—	686,398	—	697	—	697
Vesting of early exercised options	—	—	—	—	476	—	476
Repurchase of shares related to early exercised options	—	—	(3,208)	—	—	—	—
Stock-based compensation	—	—	—	—	817	—	817
Net loss and comprehensive loss	—	—	—	—	—	(23,320)	(23,320)
Balance at September 30, 2020	—	$—	32,141,202	$3	$261,654	$(269,941)	$(8,284)

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,805)	$(54,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,489	3,258
Stock-based compensation expense	18,944	1,455
Change in fair value of financial instruments	(17,591)	6,211
Contra-revenue associated with milestones	478	478
Amortization of debt discounts	2,429	3,275
Changes in operating assets and liabilities:
Accounts receivable	(4,363)	(6,085)
Inventory	(39,799)	(15,287)
Prepaid expenses and other current assets	255	7
Other non-current assets	44	(54)
Accounts payable	867	7,515
Accrued expenses and other current liabilities	17,497	7,983
Other non-current liabilities	391	(52)
Net cash, cash equivalents, and restricted cash used in operating activities	(128,164)	(45,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,094)	(407)
Capitalized website internal-use software costs	(4,604)	(2,857)
Net cash, cash equivalents, and restricted cash used in investing activities	(9,698)	(3,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	227,662	67,413
Repayment of flooring line of credit facility	(191,363)	(63,102)
Proceeds from Delayed Draw Term Loan	—	12,500
Proceeds from SBA PPP Loans	—	6,055
Proceeds from Convertible Notes (Note 6)	143,768	—
Premiums paid for Capped Call Transactions (Note 7)	(28,391)	—
Exchange of warrants for cash	(497)	—
Proceeds from stock option exercises, including from early exercised options	366	1,740
Repurchase of shares related to early exercised options	(67)	(7)
Net cash, cash equivalents, and restricted cash provided by financing activities	151,478	24,599
Net increase (decrease) in cash, cash equivalents and restricted cash	13,616	(24,605)
Cash, cash equivalents and restricted cash, beginning of period	235,541	44,576
Cash, cash equivalents and restricted cash, end of period	$249,157	$19,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$760	$650

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$154	$—
Vesting of exercised options	$388	$605
Other receivables resulting from stock option exercises	$35	$269
Stock-based compensation capitalized to internal-use software	$608	$182
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. DESCRIPTION OF THE BUSINESS AND ACCOUNTING POLICIES
Shift Technologies, Inc., which, together with its subsidiaries we refer to as Shift, we, us, our, SFT, or the Company, conducts its business through its wholly owned subsidiaries Shift Platform, Inc., Shift Operations, LLC, Shift Transportation LLC, and Shift Finance, LLC. Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”) was incorporated in the State of Delaware on December 9, 2013.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The income tax benefits include a favorable increase in the interest expense limitation under section 163(j), allowing a five-year net operating loss (“NOL”) carryback provision for certain NOLs, and increasing the amount of NOLs corporations may use to offset income for taxable years beginning before 2021. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act will significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of September 30, 2021, the Company had deferred $1.3 million. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.
7

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of Presentation
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The interim condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K , and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 19, 2021.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of September 30, 2021 and December 31, 2020, all liability-classified financial instruments that are remeasured on a recurring basis have been valued using Level 3 inputs. The determination of the fair value of the Lithia warrants subject to remeasurement was based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate.
The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The liability arising from the Escrow Shares is included in financial instruments liability in the condensed consolidated balance sheets. The expected annual volatility of our common stock was estimated to be 65.53% and 63.93% as of September 30, 2021 and December 31, 2020, respectively, based on the historical volatility of comparable publicly traded companies.
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021	2020
Balance as of January 1,	$25,230	$4,810
Remeasurement of Lithia warrants	—	6,211
Remeasurement of Escrow Shares liability	(17,591)	—
Balance as of September 30,	$7,639	$11,021
All Legacy Shift warrants outstanding prior to the merger were exercised and settled via net share settlement. The number of shares issued upon the exercise of the warrants was reduced in lieu of cash payment for the exercise price of the warrants. There were no warrants outstanding at September 30, 2021.
Correction of Immaterial Errors
During the quarter ended September 30, 2021, the company recorded a charge of $3.1 million related to certain sales tax amounts (including penalties and interest) which should have been recorded in prior periods from 2018 through the periods ended June 30, 2021. This out of period charge represents the Company’s best estimate of the probable amount due to the applicable taxing authorities and includes sales tax amounts collected from customers that were remitted to the incorrect jurisdiction as well as additional sales tax amounts in certain jurisdictions that were not correctly determined at the time of the customer transaction. The Company is currently working with the applicable jurisdictions to resolve the outstanding balances. We have determined that the impact of this out of period charge is quantitatively and qualitatively immaterial to all prior periods. The amounts are also immaterial to the expected results for the full year 2021 and to trends in the Company’s financial results. The correction of the $3.1 million was recorded as an increase to selling, general, and administrative expenses on the condensed consolidated statement of comprehensive loss in the three months ended September 30, 2021.
As a result of the errors described above, selling, general and administrative expenses and net loss are understated by $0.7 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. Accumulated deficit is understated and stockholder's equity is overstated by $1.8 million as of December 31, 2020. Selling, general and administrative expenses and net loss are understated by $0.2 million and $0.5 million for the three and nine months ended September 30, 2020. Selling, general and administrative expenses and net loss are understated by $0.5 million and $0.8 million for the three months ended March 31, 2021 and June 30, 2021, respectively, resulting in an understatement of $1.3 million for the six months ended June 30, 2021. Selling, general and administrative expenses and net loss are understated by $0.1 million and $0.2 million for the three months ended March 31, 2020 and June 30, 2020, respectively, resulting in an understatement of $0.3 million for the six months ended June 30, 2020.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. This ASU is effective for public and private companies’ fiscal years beginning after December 15, 2018, and December 15, 2021, respectively, with early adoption permitted. The Company expects to adopt ASU 2016-02 under the private company transition guidance beginning January 1, 2022, using the optional transition method provided by ASU 2018-11. Based upon that analysis and our current evaluation of the standard, we estimate the adoption will result in the addition of $25 million to $31 million of assets and liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows. The actual amount of additional assets and liabilities that will be recorded upon adoption will depend on the discount rates that are in effect as of the adoption date, as well as assets and liabilities associated with leases that will be executed before the adoption date.
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
Escrow Shares
In connection with the closing of the Merger, 6,000,218 shares of the Company’s common stock (the “Escrow Shares”) were deposited into an escrow account, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the Merger. The Escrow Shares will be released to the beneficiaries if the following conditions are achieved following October 13, 2020, the date of the closing of the Merger:
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
iii.If, during the 30 months following the closing, there is a change of control (as defined in the Merger Agreement) that will result in the holders of the Company’s common stock receiving a per share price equal to or in excess of $10 per share (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock after the date of the Merger), then all remaining Escrow Shares shall be released to the Legacy Shift stockholders effective as of immediately prior to the consummation of such change of control.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Escrow Shares meet the accounting definition of a derivative financial instrument. As the number of Escrow Shares that will ultimately be released is partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares are not considered to be indexed to the Company’s common stock and are therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was recorded to financial instruments liability on the condensed consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability are recorded to change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss. No Escrow Shares had been released as of September 30, 2021. During the three and nine months ended September 30, 2021, the Company recognized gains related to the change in fair value of the Escrow Shares of $12.0 and $17.6 million, respectively, which are included in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
As of the first anniversary of the Merger on October 13, 2021, the first tranche of 3,000,109 Escrow Shares had failed to satisfy the $12.00 stock performance hurdle. As a result, the shares will be returned to the Company for cancellation.

3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Equipment	$6,516	$2,132
Furniture and fixtures	225	158
Leasehold improvements	1,056	1,408
Total property and equipment	7,797	3,698
Less: accumulated depreciation	(1,825)	(1,575)
Property and equipment, net	$5,972	$2,123
Depreciation expense related to property and equipment was $0.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense related to property and equipment was $1.4 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
4. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	22,351	17,308
Less: accumulated amortization	(14,241)	(11,151)
Capitalized website and internal-use software development costs, net	$8,495	$6,542
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $1.2 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Liability for vehicles acquired under OEM program	$3,670	$11,461
Accrued payroll related costs	11,479	4,155
Provision for DMV refunds	1,173	1,093
Accrued sales taxes	11,587	1,503
Common stock subject to repurchase liability, current	160	524
Interest payable	2,475	18
Other accrued expenses	8,706	3,532
Total accrued expenses and other current liabilities	$39,250	$22,286
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
Interest payable in the table above as of December 31, 2020 has been reclassified to be shown separately from other accrued expenses to conform to the presentation as of September 30, 2021.
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
Unamortized deferred borrowing costs at September 30, 2021 were $6.0 million, and are included as a reduction to convertible notes on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, the Company recorded $1.8 million and $2.5 million of contractual interest expense, respectively, and $0.3 million and $0.4 million of deferred borrowing cost amortization, respectively to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73% for all periods presented.
The fair value of the Notes (Level 1) at September 30, 2021 was $179.6 million.
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 7 - Stockholders' Equity), and intends to use the remaining proceeds for working capital and general corporate purposes.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances may be prepaid in part or in full at any time without charge, penalty or premium. The terms of the facility allowed the Company to request a one-time increase in the commitment by an amount equal to $20.0 million, provided that certain conditions in the facility agreement are met. The expiration date of the facility was initially September 30, 2019. Advances under the facility accrue interest at LIBOR plus 2.00% and as of September 30, 2021, LIBOR was 0.08%. The obligations under the facility are secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility are guaranteed by Lithia. Upon expiration of the facility, Lithia guaranteed the provision of the flooring line of credit through October 11, 2021 if the Company is unable to secure an extension of the flooring line of credit facility with US Bank. With the signing of the flooring line of credit with US Bank, the Company entered into the commercial agreement for Milestone 1 and the related warrants were issued. Refer to Note 9 - Related Party Transactions for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
The loan and security agreement contained a financial covenant that required the Company to maintain a total balance of unrestricted cash and the amount of principal available to be drawn (together, the “Borrower’s Liquidity”) equal to or exceeding four times the decrease, if any, of the cash and cash equivalents balance on the determination date compared with the balance three months prior (together calculated with the Borrower’s Liquidity, the “Liquidity Covenant”). The loan and security agreement set forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes, distributions and other matters.
Subsequent amendments extended the expiration date to October 11, 2021 and increased the amount available under the FLOC to $50.0 million. The amendments also required the Company to pay a fee of 0.40% per annum on unused availability under the FLOC, and reduced the Liquidity Covenant to one times the three-month cash burn amount.
The FLOC was subject to customary subjective acceleration clauses, effective upon a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the borrowing. As of September 30, 2021, the Company was not in breach of any debt covenants or subjective acceleration clauses.
The FLOC expired on October 11, 2021 and was repaid in full.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents the hypothetical settlement amount of the Capped Call Transactions at September 30, 2021, assuming the conversion of all outstanding Notes. The table also presents the hypothetical impact of a $1 increase or decrease in our share price on the settlement amounts. As the Company can receive settlement of the Capped Called Transactions in any combination of cash or common stock (depending on how the Company elects to settle the Notes), the table presents both the cash settlement amount assuming 100% cash settlement and the share settlement amount in common shares assuming 100% share settlement.

As of September 30, 2021	Cash Settlement Amount	Share Settlement Amount	Fair Value of Share Settlement
	(thousands)	(# of shares)	(thousands)
Hypothetical Capped Call Settlement Value	$926	99,545	$691
Capped Call Settlement Value - Share Price + $1	6,977	831,679	5,772
Capped Call Settlement Value - Share Price - $1	112	13,008	90

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
In connection with the Offer and the Private Exchange, the Company issued an aggregate of 1,798,203 shares of Class A common stock, representing approximately 2.1% of the shares of Class A Common Stock outstanding after such issuances. The Company subsequently issued 125,160 additional shares of Class A common stock and distributed $0.5 million in cash on January 14, 2021 in exchange for all remaining Public Warrants that were outstanding at December 31, 2020. There were no warrants outstanding at September 30, 2021.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2020	2,354,836	$1.80	8.40	$15,230
Granted	—	—
Exercised	(273,739)	1.42
Forfeited	(310,796)	2.88
Cancelled (expired)	(65,323)	3.89
As of September 30, 2021	1,704,978	$1.61	7.40	$9,250
Exercisable as of September 30, 2021	1,704,978	$1.61	7.40	$9,250
Activity related to employee and non-employee RSU awards issued under the 2020 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2020	—	$—	—	$—
Granted	9,603,494	7.23
Vested	—	—
Forfeited	(560,721)	7.70
As of September 30, 2021	9,042,773	$7.20	1.58	$62,757
The RSUs granted during the nine months ended September 30, 2021 include 1,771,220 RSUs that vest if the closing price of the Company's common stock exceeds thresholds ranging from $23 to $28 during the two year period following the second anniversary of the earlier of the closing of the Merger or the grantee's date of hire. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock.
Stock-Based Compensation Expense
For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $5.3 million and $0.8 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $18.9 million and $1.5 million, respectively In addition, the Company capitalized stock-based compensation costs for the three months ended September 30, 2021 and 2020 of $0.2 million and $0.1 million, respectively, to capitalized website and internal use software costs, net. For the nine months ended September 30, 2021, the Company capitalized $0.6 million and $0.2 million.
As of September 30, 2021, there was $48.0 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.42 years.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2021 and December 31, 2020, the Company has recorded a liability of $0.3 million and $0.7 million relating to 71,644 and 294,761 options that were exercised but not vested, respectively.
9. RELATED PARTY TRANSACTIONS
Sales with Related Party
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended September 30, 2021 and 2020, the Company recognized approximately $4.8 million and $2.2 million, respectively, of sales from the OSM agreement with Lithia. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $11.7 million and $3.7 million, respectively, of sales from the OSM agreement with Lithia.
Accounts Receivable from Related Party
As of September 30, 2021 and December 31, 2020, the Company has $2.5 million and $0.2 million in outstanding accounts receivable from Lithia, which is comprised of $2.3 million and $0.1 million, respectively, in vehicle sales and $0.1 million and $43 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.
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
The fair value of the guarantee is treated as a deferred borrowing cost associated with the flooring line of credit and is included within deferred borrowing costs on the condensed consolidated balance sheets and is being amortized over the three-year guarantee period, which resulted in $0.6 million and $1.1 million of interest expense during the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. The deferred loan commitment cost was amortized over the four-year loan commitment period and the remaining balance was written off when the DDTL was repaid on November 10, 2020. Amortization of the deferred loan commitment cost associated with the delayed draw facility resulted in total interest expense during the three and nine months ended September 30, 2020 of $0.3 million and $1.0 million, respectively.
The warrants issued with Milestone 1 were determined to be liability classified, subject to remeasurement, and were recorded as a non-current liability on the condensed consolidated balance sheets as of March 31, 2020. The warrants were exercised in connection with the Merger closing on October 13, 2020. The Company recognized remeasurement losses of $6.2 million for the three and nine months ended September 30, 2020.
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the three months ended September 30, 2021 and 2020, the Company amortized $0.2 million and $0.2 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2021 and 2020, the Company amortized $0.5 million and $0.5 million, respectively. As of September 30, 2021 and December 31, 2020, the remaining asset, net of amortization, was $1.4 million and $1.9 million, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expire on October 12, 2021, with automatic 12 month renewal subject to terms and conditions of the agreements. During the three months ended September 30, 2021 and 2020, total costs related to these agreements were approximately $18 thousand and $32 thousand, respectively. During the nine months ended September 30, 2021 and 2020, total costs related to these agreements were approximately $0.1 million and $0.1 million, respectively. The lease costs were expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate is 1.50% per annum based on a daily outstanding flooring line of credit and is payable monthly to Lithia. For the three months ended September 30, 2021 and 2020, the Company recorded $29 thousand and $37 thousand, respectively of interest and $0.6 million and $1.1 million, respectively of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021 and 2020, the Company recorded $65 thousand and $0.1 million, respectively of interest and $2.1 million and $3.5 million, respectively of deferred borrowing cost amortization. The guarantee expired conterminously with the FLOC on October 11, 2021.
Delayed Draw Term Loan Agreement
The Company drew down $12.5 million on December 27, 2019, in accordance with the DDTL agreement. On July 2, 2020, an additional $12.5 million was drawn down. On November 10, 2020 the outstanding amount of $25.0 million was repaid. For the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $0.3 million, respectively of interest and $0.3 million and $1.0 million, respectively of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. See Note 6 - Borrowings for further discussion regarding the DDTL.
Accounts Payable Due to Related Party
As of September 30, 2021 and December 31, 2020 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.6 million and $0.5 million, respectively.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company is a tenant under various operating leases with third parties, including leases of office facilities and parking/vehicle storage locations. These lease agreements are under non-cancelable leases and expire at various dates, ranging from 2021 to 2029.
The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $2.4 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $6.5 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. Future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2021, were as follows (in thousands):

Year ended December 31,	Minimum Lease Commitments
2021	$2,556
2022	9,263
2023	8,982
2024	6,948
2025	6,302
2026	6,192
Thereafter	13,098
Total minimum lease payments	$53,341
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of September 30, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.

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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group, reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Co-Chief Executive Officers. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the three and nine months ended September 30, 2021 and 2020, the Company did not have sales to customers outside the United States. As of September 30, 2021 and December 31, 2020, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$162,463	$17,337	$179,800
Segment gross profit (loss)	13,673	(721)	12,952

	Three Months Ended September 30, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$50,522	$9,392	$59,914
Segment gross profit	3,642	84	3,726

	Nine Months Ended September 30, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$390,198	$50,455	$440,653
Segment gross profit (loss)	36,888	(241)	36,647

	Nine Months Ended September 30, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$101,803	$20,504	$122,307
Segment gross profit	8,451	2,190	10,641
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross profit	$12,952	$3,726	$36,647	$10,641
Selling, general and administrative expenses	(57,886)	(24,030)	(156,264)	(52,109)
Depreciation and amortization	(1,375)	(1,181)	(4,037)	(3,258)
Change in fair value of financial instruments	11,967	(579)	17,591	(6,211)
Interest and other expense, net	(3,047)	(1,256)	(5,742)	(3,707)
Net loss and comprehensive loss attributable to common stockholders	$(37,389)	$(23,320)	$(111,805)	$(54,644)

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss and comprehensive loss attributable to common stockholders	$(37,389)	$(23,320)	$(111,805)	$(54,644)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,096,901	3,352,870	78,052,624	3,205,180
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(6.96)	$(1.43)	$(17.05)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2021	2020
Escrow Shares	6,000,218	—
Convertible Notes	17,798,340	—
Stock options	1,704,978	2,727,989
Restricted stock units	9,042,773	—
Restricted stock awards	—	83,437
Contingently repurchasable early exercise shares	71,644	332,530
Total	34,617,953	3,143,956
13. INCOME TAXES
The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
14. SUBSEQUENT EVENTS
On November 4, 2021, Shift Technologies, Inc. (the “Company”) announced the voluntary transition of Toby Russell from the Company as its Co-Chief Executive Officer, effective February 1, 2022. Mr. Russell will continue to serve after his transition as a non-employee director of the Company until the completion of his current term in 2023, and will also serve in an advisory capacity to the senior management of the Company for a three-month period following his transition to assist with the orderly transition of his duties and responsibilities.
In connection with his forthcoming transition from serving as an officer of the Company, the Company and Mr. Russell entered into a Transition and Separation Agreement on November 4, 2021 (the “Agreement”) that specifies the terms of his transition and the benefits he is eligible to receive. Pursuant to the Agreement, Mr. Russell will be entitled to receive the following benefits: (i) a cash payment equal to his 2022 base salary, payable in equal installments on the Company’s regular payroll cycles, (ii) payment of his 2022 annual bonus, prorated for the number of days employed by the Company in 2022 and determined based on actual performance and payable at such time that annual bonuses are otherwise generally paid to employees of the Company, (iii) COBRA compliant health insurance coverage, and (iv) continued vesting of all outstanding and unvested equity awards as of February 1, 2022 for three months following such date, if any such awards would be eligible to vest by May 1, 2022.
On November 4, 2022, the Company entered into a lease of office, industrial, and parking space in Oakland, California. The new, larger facility will replace the Company's existing vehicle storage and reconditioning hub in the San Francisco Bay Area.

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

Launched in 2014, Shift operates eight vehicle inventory storage and reconditioning facilities, with six spanning the West Coast from San Diego to Seattle and two new facilities in Austin-San Antonio and Dallas, Texas launched in 2021. The Company is also acquiring inventory in the Houston and Las Vegas markets. Once fully launched, each region is supported by one hub location that acts as the central point for reconditioning and vehicle storage that also enables customers to browse inventory onsite. For the three months ended September 30, 2021, the Company had $179.8 million in revenue, an increase of 200% compared to $59.9 million of revenue for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company had $440.7 million in revenue, an increase of 260.3% compared to $122.3 million of revenue for the nine months ended September 30, 2020. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With hub locations in only four states, Shift has significant runway for continued geographic expansion.
Shift’s differentiated strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that Shift has the right car for buyers regardless of interest, need, budget, or credit. Shift offers a fully omni-channel fulfillment model, led by Shift’s patented system for managing on-demand test drives brought to customers at their preferred location, such as their home.
Regardless of the approach chosen by the customer, they will be supported by friendly Shift Concierge and Advisor team members. For all ecommerce buyers, Shift offers a full suite of options to consumers to finance and protect their vehicle through our mobile point-of-sale solution. Through our platform, we connect customers to various lending partners for a completely digital end-to-end process for financing and service products. A customer can also complete a short online prequalification form and immediately see a filtered view of cars that meet their budget based on the financing options for which they are likely to be able to qualify. Customers can also get approved for financing before they even test drive a car, making it much more likely that the customer will purchase a car from us.
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the three months ended September 30, 2021, Shift sourced 95% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides Shift access to a deeper pool of scarce, highly desirable inventory.
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
Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a 70 Net Promoter Score (“NPS”) in 2020, an order of magnitude higher score than traditional auto retailers. These positive experiences are expected to allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle (for example, vehicle maintenance plans), we will continue to establish a long-term customer base that will return for future transactions.

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended September 30, 2021 and 2020, was $179.8 million and $59.9 million, respectively. Our revenue for the nine months ended September 30, 2021 and 2020, was $440.7 million and $122.3 million, respectively. We expect significant growth going forward as we expand geographically, increase market penetration, and increase ancillary product sales.
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
Financing and Vehicle Protection Products
We generate revenue by earning referral fees for selling ancillary products to customers that purchase vehicles through the Shift platform. Since we earn fees for the F&I products we sell, our gross profit on these items is equal to the revenue we generate for the sale of those. Our current offering consists of financing from third-party lenders, guaranteed asset protection (“GAP”) waiver, vehicle protection plans and vehicle service contracts. We plan to offer additional third-party products to provide a wider product offering to customers and expect these products to contribute to reaching our revenue and profitability targets.

Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Deeper Market Penetration Within Our Existing Markets
We believe that there remains a substantial opportunity to capture additional market share within our existing service areas. We’ve proven our ability to command a strong market share through effective marketing channels, as demonstrated by our current market share in our most established cities. We believe that with effective brand marketing, we will be able to reach similar market penetration in our other geographic markets.
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
Improvements in Reconditioning Processes
We learned early on from our experience in the used car sales business that to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history, and we are happy with what we have achieved. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment (“ROI”). We believe that our network of reconditioning centers and connecting logistics routes have excess capacity, which we plan to utilize as we increase retail sales volumes. Increasing capacity utilization will positively affect gross profit per unit by reducing per unit overhead costs. While 2020 and early 2021 were impacted by higher outsourced reconditioning costs, we have continued to increase the efficiency of our reconditioning operations and lower costs per unit in the latter half of 2021 by expanding our in-house reconditioning capabilities and reducing the use of third party reconditioning in mature markets.

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

Impact of COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19, and in the following weeks, shelter-in-place ordinances were put into effect in regions where Shift operates. We saw a slowing of vehicle sales immediately following the shelter-in-place ordinances in March; however, within five weeks, we were back near our pre-COVID-19 weekly sales volumes. Although the ultimate impacts of COVID-19 remain uncertain, and will depend on many factors outside our control, including the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact, a 2020 survey found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic has accelerated trends of online adoption more broadly as consumers seek to avoid physical retail locations. We believe that this global pandemic will push people to look to alternative means of personal transportation, and our product is well suited to provide customers with a safe, clean means of transportation, through our contactless purchase and delivery processes. Therefore, while it remains possible that sustained or deepened impact on consumer demand resulting from COVID-19 or the related economic recession could negatively impact Shift’s performance, we believe that Shift is well positioned to weather the pandemic.
In 2021, pandemic-related economic stimulus and constraints in the supply of new and used vehicles have increased demand and pricing for our products, while labor shortages have abated since the initial pandemic lockdowns. All actions will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. Nevertheless, the unpredictable nature of the virus may reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases.
Ultimately, the magnitude and duration of the impact to Shift’s operations is impossible to predict due to:
•uncertainties regarding the duration of the COVID-19 pandemic and how long related disruptions will continue;
•the impact of governmental orders and regulations that have been, and may in the future be, imposed;
•the impact of COVID-19 on wholesale auctions, state DMV titling and registration services and other third parties on which we rely; uncertainties related to the impact of COVID-19 variants and government actions that that may be taken in response; uncertainties as to the impact of vaccination campaigns underway in key markets; and potential deterioration of economic conditions in the United States, which could have an adverse impact on discretionary consumer spending.
We will continue to monitor and assess the impact of the COVID-19 pandemic on our business and our results of operations and financial condition as the pandemic continues to evolve. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” for more information.
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

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30, 2021
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$156,248	$48,486	222.3%	$374,889	$97,870	283.0%
Other revenue, net	6,215	2,036	205.3%	15,309	3,933	289.2%
Wholesale vehicle revenue	17,337	9,392	84.6%	50,455	20,504	146.1%
Total revenue	$179,800	$59,914	200.1%	$440,653	$122,307	260.3%

Cost of sales:
Ecommerce vehicle cost of sales	$148,790	$46,880	217.4%	$353,310	$93,352	278.5%
Wholesale vehicle cost of sales	18,058	9,308	94.0%	50,696	18,314	176.8%
Total cost of sales	$166,848	$56,188	196.9%	$404,006	$111,666	261.8%

Gross profit:
Ecommerce vehicle gross profit	$7,458	$1,606	364.4%	$21,579	$4,518	377.6%
Other gross profit	6,215	2,036	205.3%	15,309	3,933	289.2%
Wholesale vehicle gross profit (loss)	(721)	84	(958.3)%	(241)	2,190	(111.0)%
Total gross profit	$12,952	$3,726	247.6%	$36,647	$10,641	244.4%

Unit sales information:
Ecommerce vehicle unit sales	6,487	2,946	120.2%	16,810	6,189	171.6%
Wholesale vehicle unit sales	1,624	1,100	47.6%	5,095	2,280	123.5%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$24,086	$16,458	46.3%	$22,302	$15,814	41.0%
Wholesale vehicles	$10,675	$8,539	25.0%	$9,903	$8,993	10.1%

Gross profit per unit(1):
Ecommerce gross profit per unit	$1,150	$545	111.0%	$1,284	$730	75.9%
Other gross profit per unit	$958	$691	38.6%	911	635	43.5%
Wholesale gross profit (loss) per unit	$(111)	$29	(482.8)%	(14)	354	(104.0)%
Total gross profit per unit	$1,997	$1,265	57.9%	$2,181	$1,719	26.9%

Non-financial metrics
Average monthly unique visitors	534,681	379,604	40.9%	602,529	288,194	109.1%
Average days to sale	60	37	62.2%	53	71	(25.4)%
Ecommerce vehicles available for sale	3,593	1,840	95.3%	3,593	1,840	95.3%
# of regional hubs(2)	8	5	60.0%	8	5	60.0%
____________
(1)Gross profit per unit is calculated as gross profit for ecommerce, other and wholesale, each of which divided by the total number of ecommerce units sold in the period.
(2)As of September 30, 2021, the Dallas and Austin-San Antonio Hubs were active for vehicle storage and sales but had not yet commenced vehicle reconditioning operations.

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
Three Months Ended September 30, 2021
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $107.8 million, or 222.3%, to $156.2 million during the three months ended September 30, 2021, from $48.5 million in the comparable period in 2020. This increase was primarily driven by an increase in ecommerce unit sales, as we sold 6,487 ecommerce vehicles in the three months ended September 30, 2021, compared to 2,946 ecommerce vehicles in the three months ended September 30, 2020. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput. Substantially all of our sales growth resulted from increased market penetration in our five most mature West Coast regions ranging from San Diego to Portland, with the more recent Seattle, Austin-San Antonio, and Dallas locations expected to contribute to sales growth in future periods as their operations mature.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $24,086 for the three months ended September 30, 2021, compared to $16,458 for the three months ended September 30, 2020. This increase in ecommerce ASP was primarily a reflection of changes to our inventory mix as well as an increase in demand for used vehicles coupled with lower than average inventory levels across the auto market as a whole.
Other Revenue, Net
Other revenue increased by $4.2 million, or 205.3%, to $6.2 million during the three months ended September 30, 2021, from $2.0 million in the comparable period in 2020. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our growing unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $7.9 million, or 84.6%, to $17.3 million during the three months ended September 30, 2021, from $9.4 million in the comparable period in 2020. The increase was primarily due to an increase in wholesale unit sales as we sold 1,624 wholesale vehicles in the three months ended September 30, 2021, compared to 1,100 wholesale vehicles in the three months ended September 30, 2020. This increase in wholesale vehicle revenue was also partly due to a 25.0% increase in ASP driven by favorable conditions in the wholesale auto market.
Cost of Sales
Cost of sales increased by $110.7 million, or 196.9%, to $166.8 million during the three months ended September 30, 2021, from $56.2 million in the comparable period in 2020. The increase was primarily due to an increase in unit sales as we sold 8,111 total vehicles in the three months ended September 30, 2021, compared to 4,046 total vehicles in the three months ended September 30, 2020. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit increased by $5.9 million, or 364.4%, to $7.5 million during the three months ended September 30, 2021, from $1.6 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in ecommerce vehicle gross profit was also partly due to an increase in ecommerce gross profit per unit, which grew to $1,150 per unit for the three months ended September 30, 2021, from $545 per unit in the comparable period in 2020. This increase in ecommerce gross profit per unit was largely driven by lower reconditioning costs. Reconditioning costs for vehicles acquired during the previous fiscal quarter decreased due to proportionally lower reliance on third party services and increased efficiency of internal reconditioning facilities, which benefited gross profit as the vehicles were sold during the three months ended September 30, 2021. Ecommerce vehicle gross profit also benefited from favorable conditions in the used auto market.
Other Gross Profit
Other gross profit increased by $4.2 million, or 205.3%, to $6.2 million during the three months ended September 30, 2021, from $2.0 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in other gross profit was also partly due to increase in other gross profit per unit to $958 during the three months ended September 30, 2021, from $691 per unit in the comparable period in 2020. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $0.8 million, or 958.3%, to $(0.7) million during the three months ended September 30, 2021, from $0.1 million in the comparable period in 2020. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $(111) per unit for the three months ended September 30, 2021, from $29 in the comparable period in 2020. The decrease was primarily due to write-downs of inventory disposed of or expected to be disposed of through wholesale channels.
Components of SG&A

	Three Months Ended September 30,
	2021	2020	Change
	($ in thousands)
Compensation and benefits(1)	$24,784	$8,700	184.9%
as a % of revenue	13.8%	14.5%
Marketing expenses	10,760	7,666	40.4%
as a % of revenue	6.0%	12.8%
Other costs(2)	22,342	7,664	191.5%
as a % of revenue	12.4%	12.8%
Total selling, general and administrative expenses	$57,886	$24,030	140.9%
as a % of revenue	32.2%	40.1%
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
Selling, general and administrative expenses increased by $33.9 million, or 140.9%, to $57.9 million during the three months ended September 30, 2021, from $24.0 million in the comparable period in 2020. The increase was partly due to an increase in compensation costs of $16.1 million, driven by the increase in average headcount from 495 to 1,039. The increase was also partly due to the increase in marketing expense of $3.1 million, which resulted from continued investment in brand marketing and opportunistic discretionary spending to leverage favorable conditions in the used auto market. Lastly, other costs increased by $14.7 million due primarily to increased selling costs and costs associated with being a public company such as increased accounting, compliance, and legal costs.

Selling, general and administrative expenses have decreased as a percentage of revenue from 40.1% to 32.2% as the Company increases in scale and begins to achieve operating leverage. The decrease in marketing expense as percentage of revenue is also due to investments in brand marketing increasing the efficiency of our marketing spend.
Nine Months Ended September 30, 2021
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $277.0 million, or 283.0%, to $374.9 million during the nine months ended September 30, 2021, from $97.9 million in the comparable period in 2020. This increase was primarily driven by an increase in ecommerce unit sales, as we sold 16,810 ecommerce vehicles in the nine months ended September 30, 2021, compared to 6,189 ecommerce vehicles in the nine months ended September 30, 2020. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $22,302 for the nine months ended September 30, 2021, compared to $15,814 for the nine months ended September 30, 2020. This increase in ecommerce ASP was primarily a reflection of changes to our inventory mix as well as an increase in demand for used vehicles coupled with lower than average inventory levels across the auto market as a whole.

Other Revenue, Net
Other revenue increased by $11.4 million, or 289.2%, to $15.3 million during the nine months ended September 30, 2021, from $3.9 million in the comparable period in 2020. This increase was primarily due to strategic investments to enhance our ancillary products to better monetize our growing unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $30.0 million, or 146.1%, to $50.5 million during the nine months ended September 30, 2021, from $20.5 million in the comparable period in 2020. The increase was primarily due to an increase in wholesale unit sales as we sold 5,095 wholesale vehicles in the nine months ended September 30, 2021, compared to 2,280 wholesale vehicles during the nine months ended September 30, 2020. This increase in wholesale vehicle revenue was also partly due to a 10.1% increase in ASP.
Cost of Sales
Cost of sales increased by $292.3 million, or 261.8%, to $404.0 million during the nine months ended September 30, 2021, from $111.7 million in the comparable period in 2020. The increase was primarily due to an increase in unit sales as we sold 21,905 total vehicles in the nine months ended September 30, 2021, compared to 8,469 total vehicles in the nine months ended September 30, 2020. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit increased by $17.1 million, or 377.6%, to $21.6 million during the nine months ended September 30, 2021, from $4.5 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in ecommerce vehicle gross profit was also partly due to an increase in ecommerce gross profit per unit, which grew to $1,284 per unit for the nine months ended September 30, 2021, from $730 per unit in the comparable period in 2020. This increase in ecommerce gross profit per unit was largely driven by lower average reconditioning costs for vehicles reconditioned in the first quarter of 2021 and sold during the three months ended September 30, 2021. Reconditioning costs for vehicles acquired during the previous fiscal quarter decreased due to decreased use of third party services and increased efficiency of internal reconditioning. The reduction in reconditioning costs benefited the latter part of the nine months ended September 30, 2020 as the vehicles were sold. Ecommerce vehicle gross profit also benefited from favorable conditions in the used auto market.
Other Gross Profit
Other gross profit increased by $11.4 million, or 289.2%, to $15.3 million during the nine months ended September 30, 2021, from $3.9 million in the comparable period in 2020. Other gross profit per unit increased to $911 during the nine months ended September 30, 2021, from $635 per unit in the comparable period in 2020. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $2.4 million, or 111.0%, to $(0.2) million during the nine months ended September 30, 2021, from $2.2 million in the comparable period in 2020. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $(14) per unit for the nine months ended September 30, 2021, from $354 in the comparable period in 2020. During the nine months ended September 30, 2020, we sold a number of newer vehicles that had been purchased from a defunct rental car business on favorable terms, which increased the average wholesale margin in the comparable period.
Components of SG&A

	Nine Months Ended September 30, 2021
	2021	2020	Change
	($ in thousands)
Compensation and benefits(1)	$69,622	$22,022	216.1%
as a % of revenue	15.8%	18.0%
Marketing expenses	37,000	12,373	199.0%
as a % of revenue	8.4%	10.1%
Other costs(2)	49,642	17,714	180.2%
as a % of revenue	11.3%	14.5%
Total selling, general and administrative expenses	$156,264	$52,109	199.9%
as a % of revenue	35.5%	42.6%
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
Selling, general and administrative expenses increased by $104.2 million, or 199.9%, to $156.3 million during the nine months ended September 30, 2021, from $52.1 million in the comparable period in 2020. The increase was partly due to an increase in compensation costs of $47.6 million, driven by the increase in average headcount from 488 to 908. The increase was also partly due to the increase in marketing expense of $24.6 million, which resulted from continued investment in brand marketing and opportunistic discretionary spending to leverage unusually favorable conditions in the used auto market. Lastly, other costs increased by $31.9 million due primarily to increased selling costs and costs associated with being a public company such as increased accounting, compliance, and legal costs.

Selling, General, and Administrative expenses have decreased as a percentage of revenue from 42.6% to 35.5% as the Company increases in scale and begins to achieve operating leverage. The decrease in marketing expense as percentage of revenue is also due to investments in brand marketing increasing the efficiency of our marketing spend.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through September 30, 2021 primarily includes proceeds from the Merger and PIPE financing completed in October 2020, issuance of convertible notes, and proceeds from our Flooring Line of Credit ("FLOC") facility with U.S. Bank in 2021 and 2020. Refer to Note 6 - Borrowings and Note 9 - Related Party Transactions in our “Notes to Condensed Consolidated Financial Statements” for additional information.
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
On October 11, 2021, the FLOC expired and was repaid in full. The Company is actively sourcing a replacement inventory financing facility.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $386.2 million as of September 30, 2021. During the nine months ended September 30, 2021, the Company had negative operating cash flows of $128.2 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
Debt obligations
See Note 6 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Nine Months Ended September 30, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(128,164)	$(45,940)
Net cash, cash equivalents, and restricted cash used in investing activities	(9,698)	(3,264)
Net cash, cash equivalents, and restricted cash provided by financing activities	151,478	24,599

Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities was $128.2 million, an increase of $82.2 million from cash used in operating activities of $45.9 million for the nine months ended September 30, 2020. The increase is primarily due to an increase in net loss of $57.2 million, offset by an increase in stock based compensation of $17.5 million. The increase in cash used in operations is also partly due to increases in the change in fair value of financial instruments of $23.8 million and net inventory purchases of $24.5 million. The impact of net inventory purchases on our liquidity position was offset by a $32.0 million increase in cash provided by net borrowings on the FLOC, which is included in financing activities on the accompanying condensed consolidated statements of cash flows.
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities of $9.7 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
For the nine months ended September 30, 2020, net cash used in investing activities of $3.3 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $151.5 million, primarily due to the $143.8 million in net proceeds from issuance of the Convertible Notes, offset by $28.4 million in premiums paid or the Capped Call Transactions. In addition, the Company received net proceeds from the Flooring Line of Credit of $36.3 million, (See Note 6 - Borrowings and Note 7 - Stockholders' Equity of the “Notes to Condensed Consolidated Financial Statements”).
For the nine months ended September 30, 2020, net cash provided by financing activities was $24.6 million, primarily due to proceeds from the Delayed Draw Term Loan of $12.5 million, net proceeds from the FLOC of $4.3 million, and proceeds of $6.1 million from the SBA PPP Loan.
Contractual Obligations
As of September 30, 2021 and December 31, 2020 , the Company reported a liability for vehicles acquired under OEM program of $3.7 million and $11.5 million, respectively. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2021, our Disclosure Controls were not effective due to a material weakness in the Company's internal control over financial reporting as disclosed below.

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

3. Plan to Remediate Material Weakness

The Company is devoting significant time, attention, and resources to remediating the above material weakness. As of September 30, 2021, the Company continues to execute the following steps intended to remediate the material weakness described above and strengthen our internal control:

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

4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of September 30, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as described below:
We depend on key personnel and employees to operate our business, and if we are unable to retain, attract and integrate qualified personnel and employees, our ability to develop and successfully grow our business could be harmed.
The Company’s success is highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified personnel and employees. The competition for qualified personnel in the industries in which we operate is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. In periods of higher activity, it may become more difficult to find and retain qualified employees which could limit growth, increase operating costs, or have other material adverse effects on our operations. As a result of the COVID-19 pandemic and the spread of new variants, most notably the Delta variant, our hiring, training, and retention efforts may be hindered by the constraints placed on our business, including measures that we take proactively and those that are imposed upon us by government authorities. In addition, labor shortages, the inability to hire or retain qualified employees nationally, regionally or locally or increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct operations.

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
As of November 11, 2021, we had outstanding approximately 81,291,036 shares of our common stock and securities exercisable for and convertible into approximately 10,682,880 shares of common stock (of which approximately 3,406,394 were exercisable as of that date). We also had convertible debt outstanding that is convertible into a maximum of 22,692,890 shares of our common stock. The sale or the availability for sale of a large number of our common stock in the public market could cause the price of our common stock to decline.
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
10.1
Employment Agreement, dated as of September 27, 2021, by and among Shift Technologies, Inc. and Jeff Clementz (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on September 30, 2021) *

10.2	Transition and Separation Agreement, dated as of November 4, 2021, by and among Shift Technologies, Inc. and Toby Russell (filed herewith)*
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
November 12, 2021