Form 10-K
period 2021-12-31
SHIFT TECHNOLOGIES, INC.
filed 2022-03-16
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $555,669,449.

As of March 14, 2022 the registrant had 82,945,120 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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

The forward-looking statements contained in this Annual Report that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall”, the negative of any of these and any similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

•risks relating to our inspection, reconditioning and storage hubs;

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

•changes in interest rates;

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

Part I
Item 1. Business

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
Each of these steps is powered by Shift’s software solutions, mobile transactions platform, and scalable logistics, combined with the Company’s centralized inspection, reconditioning and storage centers, called hubs.

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

Launched in 20141, Shift operates nine vehicle inventory inspection, reconditioning and storage centers, with six spanning the West Coast from San Diego to Seattle and three new facilities in Austin, San Antonio and Dallas, Texas launched in 2021. The Company is also acquiring inventory in the Houston and Las Vegas markets. Once fully launched, each region is supported by one hub location that acts as the central point for inspection, reconditioning and vehicle storage that also enables customers to browse inventory onsite. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With hub locations in only four states, Shift has significant runway for continued geographic expansion.
Shift’s differentiated strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to provide the right car for buyers regardless of interest, need, budget, or credit. Shift offers a fully omni-channel fulfillment model, led by Shift’s patented system for managing on-demand test drives brought to customers at their preferred location, such as their home.
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
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the year ended December 31, 2021, Shift sourced 94% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides Shift access to a deeper pool of scarce, highly desirable inventory.
___________________________________________
1Incorporated December 9, 2013 in the state of Delaware

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
Technology Platform

We provide a superior consumer experience that is powered by technology throughout. By using technology, we can enable a Shift Concierge with limited exposure to the used auto market to perform as well as or better than used auto professionals with decades of experience at traditional retailers while creating a better customer experience. Machine learning helps to optimize customer conversion by helping the customer find the right vehicle at the right price with the right financing and service options. With only basic information, we work to predict which cars will be most appealing and what financing options will be available for a customer. If a customer pre-qualifies for financing, conversion rates dramatically improve.

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

•Massive market: According to the Edmunds Used Vehicle Report 2019, in 2019 the U.S. used automotive market generated $841 billion in sales from over 40 million vehicle purchases.

•Highly fragmented: Market share in the U.S. is extremely fragmented with the largest 100 dealer groups representing only 6% of used auto unit sales according to Automotive News. According to the Manheim 2018 Used Car Market Report & Outlook, the peer-to-peer market represents 50% of used auto sales.

U.S. Used Vehicle Unit Sales

•Ripe for disruption: The used car buying process suffers from poor overall consumer experience — highlighted by low NPS2 scores throughout the used auto retail industry — which is attributable to opaque pricing, high pressure sales tactics, inventory of questionable and widely varying quality, and a generally arduous and lengthy sales process. Additionally, brick-and-mortar retailers are plagued by elevated overhead costs and capital expenditures that must be passed on to the customer. The peer-to-peer market has even greater challenges for consumers including lack of transparency including the possibility of fraud, logistical challenges, limited or no ability to test drive or return vehicles, lack of financing or warranty options, and perception of dishonesty and aggressive tactics in the sales process.

_____________________________________________
2Customer Guru: Auto Retailer NPS of 9 calculated as average NPS of Rush Enterprises, Avis, Sonic Automotive, CarMax, Asbury Automotive Group, Penske Automotive Group, AutoNation and Group 1 Automotive.

•Limited ecommerce penetration: The used automotive market remains among the least penetrated ecommerce markets in the U.S. with the three largest players (Shift, Carvana, and Vroom) capturing less than 1% of all sales in 2019 according to the 2019 Automotive Ecommerce Report from Digital Commerce 360. There is significant opportunity for increased penetration as that report noted 49% of consumers reported a willingness to purchase a vehicle online.

U.S. ecommerce Penetration % by Industry3

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

Used Car Industry Sales by Age of Car

__________________________________________
3Based on a 2018 survey by UBS Evidence Lab

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

We continue to drive penetration in existing markets. Expanding share in existing markets represents a massive opportunity for growth in itself and, coupled with new market expansion, poises us for significant revenue expansion.

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
•Unique customer-driven offerings: We are the only pure-play ecommerce used car platform that gives customers the option to test drive a vehicle before completing their purchase. By offering customers this ability either on-demand through the proprietary Shift app or via contactless test drive at one of our Hubs, we are able to cover more ground with fewer locations as compared to traditional competitors and offer a service that our ecommerce peers do not provide. Our test-drive strategy decreases our cost to penetrate a new market, while offering customers the benefit of driving before they buy.

•Broad Inventory Selection Including the Shift Value Segment and Test Drives: Our unique ecommerce-driven test-drive strategy allows us to offer inventory that includes a wide spectrum of ages and price, rather than focusing exclusively on newer and more expensive cars. Our vehicle acquisition technology also results in broader, more desirable inventory than would result from the traditional focus on the auction and OEM sourcing. We focus on vehicle models over five years old, with an average selling price of approximately $23,000. We also have a differentiated “Shift Value” segment of vehicles which are over eight years old or have more than 80,000 miles. This category of inventory is highly desirable to a large market segment, and counter-cyclical, with demand increasing in poor economic conditions. Our inventory is thus diverse enough and better positioned to weather a down economy and shifting consumer preferences. We believe to be successful in the value segment, it is critical to own the reconditioning process and offer consumers a test drive option during the purchase process.

Our Strategy

•Increase Market Penetration by Creating a Customer-Centered Purchase Experience: Shift was born from a dissatisfaction with the traditional used car-buying experience, which can feel time-consuming, stressful, and dishonest. Our goal is to turn what is generally regarded as a burdensome necessity into a delightful experience. We achieve this by offering customers no-haggle pricing, and a “partner not push” buying experience. Customers may arrange for test drives managed by a Shift Concierge, not a traditional used car salesman; unlike many traditional used car dealers, we don’t employ pushy salespeople. In addition to performing a 150+ point inspection on all of our vehicles, we offer customers a seven-day, 200 mile return policy. As a result, our Net Promoter Score in 2020 (a measure of customer satisfaction) of 70 is consistently higher than traditional auto retailers.

•Geographic Expansion: We operate nine centralized inspection, reconditioning and storage centers that service broad areas in our geographic footprint. Our technology and logistics network allow it to cover a broader area than traditional dealers, with an average radius of service from a Shift hub location of two hours' driving time for on-demand at home test drives, and an even wider radius for online purchases. We intend to continue to capitalize on the lower capital costs that this network makes available to expand to additional geographic areas, primarily targeting urban, densely populated markets

•Deliver Ownership Support Throughout the Entire Lifecycle and Capitalize on Ancillary Product Offering: We are building the capability to support the entire lifecycle of vehicle ownership, including service, maintenance and repair. We seek to become the single company consumers think of every time they want to do anything with a car — buy, sell, service or protect — to make car ownership simple.

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

•Brand Marketing: In 2021, we began investing in Shift's brand awareness with a new marketing strategy and campaign. This brand marketing has allowed us to accelerate growth as consumers become increasingly aware of the Shift experience.

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

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in California, Oregon, Texas and Washington and all of our vehicle transactions are conducted under our California, Oregon, Texas, and Washington licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however if we determine that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.

Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All of our installment sale transactions are currently conducted under our California, Oregon, Texas, or Washington dealer licenses. However, as we seek to expand to other states, we may be required to obtain additional licenses and our ability to do so cannot be assured.

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

Insurance

We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, property, workers’ compensation, automobile, cyber, general liability and umbrella insurance.

All of our insurance policies are with third-party carriers and syndicates with financial ratings of A or better. We and our global insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business.

Employees

During the year ended December 31, 2021, we had an average of approximately 1,037 employees. As of March 14, 2022 we had approximately 1360 employees. All of our employees are W-2 employees and none of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

In addition, we have posted on our website the charters for our (i) Audit Committee and (ii) Leadership Development, Compensation and Governance Committee, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Shift Technologies, Inc., 290 Division Street, Fourth Floor San Francisco, California 94103-4234. Our website and information included in or linked to our website are not part of this Form 10-K.

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
•risks that impact the affordability and availability of consumer credit;
•changes in applicable laws and regulations and our ability to comply with applicable laws and regulations;
•risks related to income taxes and examinations by tax authorities;
•access to additional debt and equity capital;
•potential dilution resulting from future sales or issuances of our equity securities;

•risks related to compliance with NASDAQ listing standards;
•risks related to compliance with the Telephone Consumer Protection Act;
•changes in government regulation of ecommerce;
•changes in technology and consumer acceptance of such changes;
•risks related to online payment methods;
•risks related to our marketing and branding efforts;
•our reliance on internet search engines, vehicle listing sites and social networking sites to help drive traffic to its website;
•any restrictions on the sending of emails or messages or an inability to timely deliver such communications;
•our reliance on Lithia Motors for certain support services;
•seasonal and other fluctuations in our quarterly results of operations;
•changes in the auto industry and conditions affecting automotive manufacturers;
•customers choosing not to shop online;
•natural disasters, adverse weather events and other catastrophic events;
•adequacy and availability of insurance coverage;
•our dependence on key personnel;
•increases in labor costs and compliance with labor laws;
•our reliance on third-party technology and information systems;
•our use of open-source software;
•claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers;
•significant disruptions in service on our platform;
•impairment charges;
•our level of indebtedness, changes in interest rates, and reliance on our Flooring Line of Credit with Ally Bank;
•volatility in the price of our common stock;
•issuances of our common stock and future sales of our common stock;
•anti-takeover provisions in Delaware corporate law;
•risks related to our financial guidance and coverage by securities analysts; and
•our ability to establish and maintain effective internal control over financial reporting.

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
We have not been profitable since our inception in 2014 and had an accumulated deficit of approximately $440.7 million as of December 31, 2021. We incurred net losses of $166.3 million and $59.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
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
Our revenue grew to $636.9 million for the year ended December 31, 2021 from $195.7 million for the year ended December 31, 2020. We expect that our rate of growth may decline in the future, even if our revenue continues to increase. If we do not successfully achieve the following, our business may grow at a slower pace or not at all:
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
Our business plan relies in part upon the establishment of our ecommerce solutions as a platform to be used by existing automobile dealers, most of whom are not familiar with and have not used our software platform, and also may not recognize our brand and corporate identity. Acceptance of our software platform by automotive dealers will depend on many factors, including consumer acceptance of our software, price, reliability, performance, and service accessibility and effectiveness. In addition, some of our primary ecommerce competitors may offer a similar software platform to automobile dealers, which may make it more difficult for us to differentiate our offering, attract automobile dealers to our platform, and derive the results we hope to achieve from this channel.
We face a variety of risks associated with the operation of our inspection, reconditioning and storage hubs.
We operate our inspection, reconditioning and storage centers, called hubs, in California, Oregon, Texas, and Washington. If we are unable to operate our inspection, reconditioning and storage hubs efficiently, we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing our inventory, additional expenses and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations.
Moreover, our future growth depends in part on scaling and expanding our inspection and reconditioning operations. Our business model relies on centralized inspection, reconditioning and storage hubs, which have an average radius of service equal to 2 hours of driving time. We anticipate that in order to expand our geographic footprint, we will need to open additional inspection, reconditioning and storage hubs. If for any reason we are unable to expand our reconditioning operations as planned, this could limit our ability to expand our geographic footprint.
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
Our business, financial condition and results of operations have been and will continue to be adversely affected by the COVID-19 pandemic.
The rapid spread around the world of COVID-19 since late 2019 has resulted in authorities implementing numerous protective measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns in order to contain its spread and reduce its impact. This pandemic has significantly disrupted economies around the world, including the United States, and will likely continue to cause significant disruptions. While we believe our business is well positioned to take advantage of protective measures such as shelter-in-places orders and shutdowns, we saw a significant decrease in sales in March 2020 and could see additional decreases if additional restrictions are implemented. In addition, shutdowns that impact the ability of consumers to purchase vehicles, such as shutdowns of state Departments of Motor Vehicles, could result in decreases in sales.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty. For example, increases in unemployment and reductions in disposable income are likely to result in reduced consumer spending, including purchases of new and used cars. Additionally, disruption and volatility in the global capital markets can increase the cost of capital and adversely impact access to capital. It is also possible that the COVID-19 pandemic could result in additional changes that impact the market for vehicles generally. For example, to the extent COVID-19 results in more people working remotely on a long-term basis or moving out of densely populated urban areas, vehicle usage may decline, which could adversely impact the demand for vehicles.
The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and any new strains of the virus, the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact and the efficacy and availability of vaccines against the virus. It is possible that the COVID-19 pandemic could cause a global recession. Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Additionally, the COVID-19 pandemic may have the effect of heightening many of the other risks described in “Risk Factors,” including risks relating to general economic conditions.
We rely on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.
We rely on third-party carriers to transport vehicles from auctions or individual sellers to hubs, and then from our hubs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. In addition, our transportation costs may increase as carriers have increased prices. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business (including our reputation), financial condition and results of operations.

The current geographic concentration where we provide reconditioning services and store inventory creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition, and results of operations.
We currently conduct our business through our inspection, reconditioning and storage hubs in California, Oregon, Texas, and Washington. Any unforeseen events or circumstances that negatively affect areas where we operate or may operate in the future, particularly our facilities in California, a state that has experienced significant natural and other disasters in the past including earthquakes, wildfires and blackouts, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory, and delays in the delivery of vehicles to our customers. In addition, our geographic concentration means that changes in policy at the state level, including regulatory changes and government shutdowns in response to pandemics and other crises, may have more significant impact on our business.
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
If the prices of new vehicles decline relative to the prices of used vehicles, our customers may become more likely to purchase a new vehicle rather than a used vehicle, which could reduce our vehicle sales and lower our revenue. A potential contributing factor to the narrowing of the price gap between new and used vehicles is manufacturers providing incentives for the purchase of new vehicles, such as favorable financing terms. Additionally, factors that cause used vehicle prices to increase, such as a decrease in the number of new vehicle lease returns or a decrease in vehicle stock from rental car companies could cause consumers to favor the purchases of new vehicles. In addition, supply chain issues impacted new vehicle production throughout 2021. As a result of these factors, automotive vehicle pricing and demand continues to be difficult to predict.

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
In the year ended December 31, 2021, we obtained 94% of the vehicles we sell in our retail segment from customers and partners. If we are unable to purchase a sufficient number of vehicles directly from consumer-sellers and our partners, we will need to find alternative sources of vehicles and we may not be able to purchase vehicles of the same quality and at the same price as the vehicles we currently purchase. A reduction in the availability of or access to sources of inventory for any reason could have a material adverse effect on our business, financial condition and results of operations.
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

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
If interest rates rise, market rates for vehicle financing will generally be expected to rise as well, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our financial condition and results of operations. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
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

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them, and we may face regulatory action if regulators believe that we are not in compliance with such obligations. We are licensed as a dealer in California, Oregon, Texas, and Washington and all of our vehicle transactions are conducted under our California, Oregon, Texas, and Washington licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however regulators could seek to enforce those laws against us. In addition, if we determine or are instructed by state regulators that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.
Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All vehicle sale transactions and applicable retail installment financings are conducted under our California, Oregon, Texas, and Washington dealer licenses. As we seek to expand our operations and presence into other states, we may be required to obtain additional finance or other licenses, and we may not be able to obtain such licenses within the timeframe we expect or at all.
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
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•expiration of or detrimental changes in research and development tax credit laws; or
•changes in tax laws, regulations, or interpretations thereof.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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
Our flooring line of credit facility with Ally Bank expires on December 9, 2023. Additionally, our Convertible Senior Notes mature on May 15, 2026. Please see Note 7 - Borrowings to the accompanying consolidated financial statements for additional information. The terms of any future debt financing may be on less favorable economic terms or include restrictive covenants which could limit our ability to secure additional liquidity and pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing and may impact the ability or willingness of our lenders or guarantors to fulfill their obligations under their agreements with us. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.
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
As of March 14, 2022, we had outstanding approximately 82,945,120 shares of our common stock and securities exercisable for and convertible into approximately 9,143,187 shares of common stock (of which approximately 1,573,567 were exercisable as of that date). We also had convertible debt outstanding that is convertible into a maximum of 22,692,890 shares of our common stock. The sale or the availability for sale of a large number of our common stock in the public market could cause the price of our common stock to decline.
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
Shift.com is a mobile-friendly website that consumers can access and utilize from their mobile devices. In addition, we have designed and launched mobile apps (iOS) to enhance customers’ mobile experience. As customers rely more on mobile technology for buying and selling products and services, the future success of our business will be significantly driven by our ability to provide an effective and customer-friendly mobile application for buying and selling used vehicles. In the year ended December 31, 2020, approximately 72% of unique visitors to our website were attributable to mobile devices and in the year ended December 31, 2021, this figure was approximately 71%. The shift to mobile technology by our users may harm our business in the following ways:
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
We depend in part on internet search engines, such as Google and Bing, vehicle listing sites, and social networking sites such as Facebook and Instagram, to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our platform is not entirely within our control. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of organic visits to our websites, in turn reducing new client acquisition and adversely affecting our operating results. Our competitors may increase their search engine marketing efforts and outbid us for placement on various vehicle listing sites or for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic locations, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our platform has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. We could reach a point of inventory saturation at third-party aggregation websites whereby we will exceed the maximum allowable inventory that will require us to spend greater than market rates to list our inventory.

In addition, social networks are important as a source of new clients and as a means by which to connect with current clients, and their importance may be increasing. We may be unable to effectively maintain a presence within these networks, which could lead to lower than anticipated brand affinity and awareness, and in turn could adversely affect our operating results. Further, mobile operating system and web browser providers, such as Apple and Google, have announced or recently implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple recently made a change to iOS 14 to require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2022, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes are expected to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. Any reduction in the number of users directed to our platform through internet search engines, vehicle listings sites or social networking sites could harm our business, financial condition and results of operations.
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

Because we rely on Lithia Motors for a number of support services, if our relationship with Lithia changes, our business could be adversely affected.
We have a partnership with Lithia Motors, one of the largest automobile retailers in the United States, pursuant to which we receive a number of benefits, including favorable pricing under finance and insurance (“F&I”) agreements, various data services and the opportunity to lease the space in which we maintain our Portland, Oregon facility and other small office or hub locations. If we are unable to maintain our relationship with Lithia, we may not be able be able to obtain replacements for the services Lithia offers us on the same terms. In addition, if Lithia’s financial performance were to suffer for any reason, we may no longer be able to obtain these services from Lithia.
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
The market for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry, which may render our existing or future business model or our ability to sell vehicles, products, and services less competitive, unmarketable, or obsolete. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of used vehicle sales in the United States decreased from approximately 41.4 million in 2007 to approximately 35.5 million in 2009, according to CNW Research Retail Automotive Summary. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including the COVID-19 pandemic, rising interest rates, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers. In addition, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. The availability of ride-hailing and ride-sharing services may also encourage urban consumers to rely on public transportation, bicycles and other alternatives to car ownership. More long-term technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that we acquire and sell. Furthermore, new technologies such as autonomous driving software have the potential to change the dynamics of vehicle ownership in the future. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.
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
If the online market for vehicles does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations could be materially and adversely affected. In addition, while we have experienced increased ecommerce sales during the pendency of the COVID-19 pandemic, we can offer no assurance that these increased levels will be sustained following the cessation of the pandemic.
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
We maintain third-party insurance coverage, subject to limits, for risks that we face in the operation of our business that we believe is reasonable and customary for businesses of our size and type. Nevertheless, we may incur losses that we are unable to insure against or with respect to matters for which we have determined that obtaining insurance is not economical. Claims filed against us in excess of insurance limits, or for which we are otherwise self-insured, or the inability of our insurance carriers to pay otherwise insured claims, could have an adverse effect on our financial condition. These risks include the risk of theft or destruction of the vehicles we own, which account for a substantial percentage of our net assets. In addition, insurance we maintain may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A significant loss, if not covered by available insurance coverage, could materially and adversely affect our business, financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The Company’s success is highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified personnel and employees. The competition for qualified personnel in the industries in which we operate is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. In periods of higher activity, it may become more difficult to find and retain qualified employees which could limit growth, increase operating costs, or have other material adverse effects on our operations. In addition, the loss of any of our key employees or senior management could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be materially and adversely affected.
In addition, as a result of the COVID-19 pandemic and the spread of new variants, most notably the Delta and Omicron variants, our hiring, training, and retention efforts may be hindered by the constraints placed on our business, including measures that we take proactively and those that are imposed upon us by government authorities. As a result of such measures, it is possible that we may lose a portion of our workforce. In addition, labor shortages, the inability to hire or retain qualified employees nationally, regionally or locally or increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct operations.
Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.
The labor costs associated with our operations, including our inspection, reconditioning and storage hubs, are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, our labor costs may increase. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on third-party technology for certain of our critical business functions, including customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting our website and inventory and supply chain data, software libraries, development environments and tools, services to allow customers to digitally sign contracts and customer experience center management. Our business is dependent on the integrity, security and efficient operation of these systems and technologies. Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, the vulnerability of these systems to security breaches or attacks or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
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

We may be accused of infringing intellectual property rights of third parties.
We are also at risk of claims by others that we have infringed their copyrights, trademarks, or patents, or improperly used or disclosed their trade secrets. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claims are valid, we may be compelled to cease our use of such intellectual property and pay damages, which could adversely affect our business. Even if such claims are not valid, defending them could be expensive and distracting, adversely affecting our operating results.
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
We may need to recognize impairment charges related to long-lived assets.
We are required to test intangible assets with an indefinite life and other long-lived assets for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of long-lived assets. If, as a result of a general economic slowdown or deterioration in one or more of the markets in which we operate or in our financial performance or future outlook, or if the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of December 31, 2021, we had outstanding $150.0 million in principal amount under Senior Convertible Notes which mature on May 15, 2026. Additionally, we had $83.3 million aggregate principal amount of borrowings under our Flooring Line of Credit will Ally Bank (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) as of December 31, 2021, which expires on December 9, 2023 (the "Ally FLOC"). Our interest expense resulting from indebtedness outstanding from time to time during fiscal 2021 was $8.2 million for the year ended December 31, 2021.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure, refinance or replace our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing or replacement of our existing debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in its debt instruments, including the maintenance of certain liquidity requirements that further restrict its cash usage, would result in a default under its debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our flooring line of credit is secured by substantially all of our assets and contains customary restrictive covenants which, among other things, restrict our ability to dispose of assets and/or use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that it could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
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
We currently rely on an agreement with Ally Bank to finance our vehicle inventory purchases under our Flooring Line of Credit. If our relationship with this lender were to terminate, and we fail to acquire alternative sources of funding to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business, financial condition and results of operations.
We rely on a revolving credit agreement with Ally to finance our vehicle inventory purchases under our flooring line of credit will Ally Bank. Outstanding borrowings are due as financed vehicles are sold, and the flooring line of credit is secured by our vehicle inventory and certain other assets. If we are unable to maintain our flooring line of credit, which expires in December 2023, absent renewal, on favorable terms or at all, or if the agreement is terminated or expires and is not renewed with our existing third-party lender or we are unable to find a satisfactory replacement, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. Moreover, new funding arrangements may be at higher interest rates or subject to other less favorable terms. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
If our relationship with our flooring line of credit lender were to terminate, and we fail to acquire alternative sources of funding to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business, financial condition and results of operations.
Risks Relating to Our Securities
Our common stock price may be volatile and the value of our common stock may decline regardless of our operating performance.
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
As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the public offering price. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many ecommerce and other technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance, and because of these fluctuations, comparing companies’ operating results on a period-to-period basis may not be meaningful.
In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention. In addition, you should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
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

As of March 14, 2022, we had outstanding approximately 82,945,120 shares of our common stock and securities exercisable for and convertible into approximately 9,143,187 shares of common stock (of which approximately 1,573,567 were exercisable as of that date). We also had convertible debt outstanding that is convertible into a maximum of 22,692,890 shares of our common stock. The sale or the availability for sale of a large number of our common stock in the public market could cause the price of our common stock to decline.

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

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
Our stock price and trading volume are heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline. The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline. Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own. Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.
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
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can evaluate the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Additionally, Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. We expect to comply with Section 404(b) at that time in our annual report for the year ending December 31, 2022. Our compliance with Section 404(a) has and will continue to require that we incur substantial expenses and expend significant management efforts.
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

We identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

We have identified material weaknesses in our internal control over financial reporting related to an insufficiency of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and the complexity of the Company’s operations and transactions. Remediation efforts undertaken by the Company in 2021 identified an additional material weakness related to insufficient selection and development of Information Technology General Controls (ITGCs).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While we are in the process of implementing a remediation plan to remediate these material weaknessee, there can be no assurance that the material weaknesses will be promptly remediated or that we will not identify additional material weaknesses in the future. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements. A more complete description of this material weakness is included in Item 9A, "Controls and Procedures" in this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Shift's corporate headquarters is located in San Francisco, California, and consists of approximately 9,255 square feet of space under a lease that expires on December 31, 2023. We use these facilities for finance, legal, human resources, information technology, engineering, product, sales and marketing and other administrative functions.

Shift operates nine vehicle inventory inspection, reconditioning and storage facilities located in Los Angeles, Sacramento, San Francisco and San Diego, California, Portland, Oregon, Seattle, Washington, and Austin, San Antonio and Dallas, Texas under leases that expire between February 28, 2023 and December 31, 2029. Additionally, we have corporate operations in Los Angeles, and warehouse space under lease for our seller markets in Las Vegas, NV and Houston, TX. Our corporate operations in Los Angeles are co-located with our hub.

We believe our existing and planned inspection, reconditioning and storage centers are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of December 31, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously. In that regard, on September 13, 2021, the Company moved to dismiss the complaint as a matter of law; however, there can be no assurances that the Company will be successful in its defense.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq under the symbol “SFT.”

Holders
As of March 14, 2022, there were 412 holders of record of our Class A common stock. These numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy
We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. Our flooring line of credit with Ally Bank contains certain restrictive covenants that may limit the Company’s ability to pay distributions.

Recent Sales of Unregistered Equity Securities
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. Please see Note 7 - Borrowings to the accompanying consolidated financial statements for additional information.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements about Shift’s business, operations and industry that involve risks and uncertainties, such as statements regarding Shift’s plans, objectives, expectations and intentions. Shift’s future results and financial condition may differ materially from those currently anticipated by Shift as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Throughout this section, unless otherwise noted “we”, “us”, “our” and the “Company” refer to Shift and its consolidated subsidiaries.
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
Each of these steps is powered by Shift’s software solutions, mobile transactions platform, and scalable logistics, combined with the Company’s nine centralized inspection, reconditioning and storage centers, called hubs.
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

Launched in 2014, Shift operates nine vehicle inventory inspection, reconditioning and storage centers, with six spanning the West Coast from San Diego to Seattle and three new facilities in Austin, San Antonio, and Dallas, Texas launched in 2021. The Company is also acquiring inventory in the Houston and Las Vegas markets. Once fully launched, each region is supported by one hub location that acts as the central point for reconditioning and vehicle storage that also enables customers to browse inventory onsite. For the year ended December 31, 2021, the Company had $636.9 million in revenue, an increase of 225.4% compared to $195.7 million of revenue for the year ended December 31, 2020. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With hub locations in only four states, Shift has significant runway for continued geographic expansion.
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
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the year ended December 31, 2021, Shift sourced 94% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market, provides Shift access to a deeper pool of scarce, highly desirable inventory.
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

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the years ended December 31, 2021 and 2020 was $636.9 million and $195.7 million, respectively. We expect significant growth going forward as we expand geographically, increase market penetration, and increase ancillary product sales.
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
Vehicle Reconditioning
All of the cars Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our nine regional reconditioning facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new hub location) to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This operational flexibility in our reconditioning process improves our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house. With a test drive service radius from our hub to a customer’s home averaging two hours of driving time, each reconditioning facility is able to cover a large geographic range and service the surrounding metropolitan area. We plan to grow our reconditioning center network as we expand geographically and launch new markets.
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
Financing and Vehicle Protection Products
We generate revenue by earning no obligation referral fees for selling ancillary products to customers that purchase vehicles through the Shift platform. Since we earn fees for the F&I products we sell, our gross profit on these items is equal to the revenue we generate. Our current offering consists of financing from third-party lenders, guaranteed asset protection (“GAP”) waiver, vehicle protection plans and vehicle service contracts. We plan to offer additional third-party products to provide a wider product offering to customers and expect these products to contribute to reaching our revenue and profitability targets.

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
Improvements in Reconditioning Processes
We learned early on from our experience in the used car sales business that to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history, and we are happy with what we have achieved. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment (“ROI”). We believe that our network of reconditioning centers and connecting logistics routes have excess capacity, which we plan to utilize as we increase retail sales volumes. Increasing capacity utilization will positively affect gross profit per unit by reducing per unit overhead costs. While 2020 and early 2021 were impacted by higher outsourced reconditioning costs, we continued to increase the efficiency of our reconditioning operations in the latter half of 2021 by expanding our in-house reconditioning capabilities and reducing the use of third party reconditioning in mature markets.
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
Impact of COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19, and in the following weeks, shelter-in-place ordinances were put into effect in regions where Shift operates. We saw a slowing of vehicle sales immediately following the shelter-in-place ordinances in March; however, within five weeks, we were back near our pre-COVID-19 weekly sales volumes. Although the ultimate impacts of COVID-19 remain uncertain, a 2020 survey found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic has accelerated trends of online adoption more broadly as consumers seek to avoid physical retail locations. We believe that this global pandemic will push people to look to alternative means of personal transportation, and our product is well suited to provide customers with a safe, clean means of transportation, through our contactless purchase and delivery processes. Therefore, while it remains possible that sustained or deepened impact on consumer demand resulting from COVID-19 or the related economic recession could negatively impact Shift’s performance, we believe that Shift is well positioned to weather the pandemic. In 2021, pandemic-related economic stimulus and constraints in the supply of new and used vehicles have increased demand and pricing for our products, while labor shortages have abated since the initial pandemic lockdowns.
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
Wholesale Units Sold
We define wholesale units sold as the number of vehicles sold through wholesale channels in a given period. While wholesale units are not the primary driver of revenue or gross profit, wholesale is a valuable channel as it allows us to be able to purchase vehicles regardless of condition, which is important for the purpose of accepting a trade-in from a customer making a vehicle purchase from us, and as an online destination for consumers to sell their cars even if not selling us a car that meets our retail standards.
Ecommerce Average Sale Price
We define ecommerce average sale price (“ASP”) as the average price paid by a customer for an ecommerce vehicle, calculated as ecommerce revenue divided by ecommerce units. Ecommerce average sale price helps us gauge market demand in real-time and allows us to maintain a range of inventory that most accurately reflects the overall price spectrum of used vehicle sales in the market. We believe this metric provides transparency and is comparable to our peers.
Wholesale Average Sale Price
We define wholesale average sale price as the average price paid by a customer for a wholesale vehicle, calculated as wholesale revenue divided by wholesale units. We believe this metric provides transparency and is comparable to our peers.
Gross Profit per Unit
We define gross profit per unit as the gross profit for ecommerce, other, and wholesale, each of which divided by the total number of ecommerce units sold in the period. We calculate gross profit as the revenue from vehicle sales and services less the costs associated with acquiring and reconditioning the vehicle prior to sale. Gross profit per unit is primarily driven by ecommerce vehicle revenue, which generates additional revenue through attachment of our financing and protection products, and gross profit generated from wholesale vehicle sales. We present gross profit per unit from our three revenues streams as Ecommerce gross profit per unit, Wholesale gross profit per unit and Other gross profit per unit.
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
Number of Regional Hubs
We define a hub as a physical location at which we recondition and store units bought and sold within a market. Because of our omni-channel fulfillment model with our on-demand delivery test drive offering, we are able to service super-regional areas with a radius of approximately two hours of driving time from a single hub location. This is a key metric as each hub expands our service area inspection, reconditioning and storage capacity.

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Years ended December 31, 2021
	2021	2020	Change

Revenue:
Ecommerce vehicle revenue, net	$538,387	$158,037	240.7%
Other revenue, net	22,633	6,390	254.2%
Wholesale vehicle revenue	75,849	31,291	142.4%
Total revenue	$636,869	$195,718	225.4%

Cost of sales:
Ecommerce vehicle cost of sales	$513,124	$153,914	233.4%
Wholesale vehicle cost of sales	74,957	29,623	153.0%
Total cost of sales	$588,081	$183,537	220.4%

Gross profit:
Ecommerce vehicle gross profit	$25,263	$4,123	512.7%
Other gross profit	22,633	6,390	254.2%
Wholesale vehicle gross profit	892	1,668	(46.5)%
Total gross profit	$48,788	$12,181	300.5%

Unit sales information:
Ecommerce vehicle unit sales	23,251	9,497	144.8%
Wholesale vehicle unit sales	7,067	3,638	94.3%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$23,155	$16,641	39.1%
Wholesale vehicles	$10,733	$8,601	24.8%

Gross profit per unit(1):
Ecommerce gross profit per unit	$1,087	$434	150.5%
Other gross profit per unit	973	673	44.6%
Wholesale gross profit per unit	38	176	(78.4)%
Total gross profit per unit	$2,098	$1,283	63.5%

Non-financial metrics
Average monthly unique visitors	659,358	369,292	78.5%
Average days to sale	54	55	(1.8)%
Ecommerce vehicles available for sale, end of period	4,337	2,378	82.4%
Number of regional hubs, end of period	9	6	50.0%
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
Year ended December 31, 2021
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $380.4 million, or 240.7%, to $538.4 million during the year ended December 31, 2021, from $158.0 million in the comparable period in 2020. This increase was primarily driven by an increase in ecommerce unit sales, as we sold 23,251 ecommerce vehicles in the year ended December 31, 2021, compared to 9,497 ecommerce vehicles in the year ended December 31, 2020. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $23,155 for the year ended December 31, 2021, compared to $16,641 for the year ended December 31, 2020. This increase in ecommerce ASP was primarily a reflection of changes to our inventory mix as well as an increase in demand for used vehicles coupled with lower than average inventory levels across the auto market as a whole.

Other Revenue, Net
Other revenue increased by $16.2 million, or 254.2%, to $22.6 million during the year ended December 31, 2021, from $6.4 million in the comparable period in 2020. This increase was primarily due to strategic investments to enhance our ancillary products to better monetize our growing unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $44.6 million, or 142.4%, to $75.8 million during the year ended December 31, 2021, from $31.3 million in the comparable period in 2020. The increase was primarily due to an increase in wholesale unit sales as we sold 7,067 wholesale vehicles in the year ended December 31, 2021, compared to 3,638 wholesale vehicles during the year ended December 31, 2020. This increase in wholesale vehicle revenue was also partly due to a 24.8% increase in wholesale ASP.
Cost of Sales
Cost of sales increased by $404.5 million, or 220.4%, to $588.1 million during the year ended December 31, 2021, from $183.5 million in the comparable period in 2020. The increase was primarily due to an increase in unit sales as we sold 30,318 total vehicles in the year ended December 31, 2021, compared to 13,135 total vehicles in the year ended December 31, 2020. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit increased by $21.1 million, or 512.7%, to $25.3 million during the year ended December 31, 2021, from $4.1 million in the comparable period in 2020. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in ecommerce vehicle gross profit was also partly due to an increase in ecommerce gross profit per unit, which grew to $1,087 per unit for the year ended December 31, 2021, from $434 per unit in the comparable period in 2020. The increase in ecommerce gross profit per unit was largely driven by lower reconditioning costs resulting from decreased use of third party services and increased efficiency of internal reconditioning. Ecommerce vehicle gross profit also benefited from favorable conditions in the used auto market leading to favorable pricing.
Other Gross Profit
Other gross profit increased by $16.2 million, or 254.2%, to $22.6 million during the year ended December 31, 2021, from $6.4 million in the comparable period in 2020. Other gross profit per unit increased to $973 during the year ended December 31, 2021, from $673 per unit in the comparable period in 2020. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $0.8 million, or 46.5%, to $0.9 million during the year ended December 31, 2021, from $1.7 million in the comparable period in 2020. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $38 per unit for the year ended December 31, 2021, from $176 in the comparable period in 2020. During the year ended December 31, 2020, we sold a fleet of newer vehicles that had been purchased from a defunct rental car business on favorable terms, which increased the average wholesale margin in the comparable period.
Components of SG&A

	Years ended December 31,
	2021	2020	Change
	($ in thousands)
Compensation and benefits(1)	$103,871	$33,565	209.5%
as a % of revenue	16.3%	17.1%
Marketing expenses	49,807	23,271	114.0%
as a % of revenue	7.8%	11.9%
Other costs(2)	66,377	27,060	145.3%
as a % of revenue	10.4%	13.8%
Total selling, general and administrative expenses	$220,055	$83,896	162.3%
as a % of revenue	34.6%	42.9%
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
Selling, general and administrative expenses increased by $136.2 million, or 162.3%, to $220.1 million during the year ended December 31, 2021, from $83.9 million in the comparable period in 2020. The increase was partly due to an increase in compensation costs of $70.3 million, driven by the increase in average headcount from 569 to 1,037. The increase was also partly due to the increase in marketing expense of $26.5 million, which resulted from continued investment in brand marketing and opportunistic discretionary spending to leverage unusually favorable conditions in the used auto market. Lastly, other costs increased by $39.3 million due primarily to increased selling costs and costs associated with being a public company such as increased accounting, compliance, and legal costs.

Selling, General, and Administrative expenses have decreased as a percentage of revenue as the Company increases in scale and begins to achieve operating leverage. The decrease in marketing expense as percentage of revenue is also due to investments in increasing brand awareness, which in turn increase the effectiveness of our other marketing channels.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities since the Merger primarily includes proceeds from the Merger and PIPE financing completed in October 2020, issuance of the Convertible Senior Notes, proceeds from the Flooring Line of Credit ("Ally FLOC") facility with Ally and proceeds from the Flooring Line of Credit ("FLOC") facility with U.S. Bank in 2021 and 2020. On October 11, 2021, the FLOC with US Bank expired and was repaid in full. Refer to Note 7 - Borrowings and Note 10 - Related Party Transactions in our “Notes to Consolidated Financial Statements” for additional information.
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
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 4.75% per annum. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 7 - Borrowings in the “Notes to Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 8 - Stockholders' Equity), and is using the remaining proceeds for working capital and general corporate purposes.
On December 9, 2021, the Company entered into a new $100.0 million flooring line of credit facility with Ally Bank to finance its used vehicle inventory. Borrowings under the Ally FLOC bear interest at the Prime Rate (as defined in the agreement) plus 1.50%. See Note 7 - Borrowings in the “Notes to Consolidated Financial Statements” for additional details regarding the Ally FLOC.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $440.7 million as of December 31, 2021. During the year ended December 31, 2021, the Company had negative operating cash flows of $211.0 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
Debt obligations
See Note 7 - Borrowings of the “Notes to Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Years ended December 31, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Years ended December 31,
	2021	2020
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(211,046)	$(85,852)
Net cash, cash equivalents, and restricted cash used in investing activities	(14,143)	(4,879)
Net cash, cash equivalents, and restricted cash provided by financing activities	183,989	281,696
Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $211.0 million, an increase of $125.2 million from cash used in operating activities of $85.9 million for the year ended December 31, 2020. The increase is primarily due to an increase in net loss of $107.1 million, partly offset by an increase in share based compensation expense of $22.5 million. The increase was also partly due to an increase in net inventory purchases of $42.8 million. The impact of net inventory purchases on our liquidity position was offset by a $71.0 million increase in cash provided by net borrowings on flooring line of credit facilities, which are included in financing activities on the accompanying consolidated statements of cash flows.
Investing Activities
For the year ended December 31, 2021, net cash used in investing activities of $14.1 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
For the year ended December 31, 2020, net cash used in investing activities of $4.9 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $184.0 million, primarily due to $143.8 million in net proceeds from issuance of the Convertible Senior Notes and net proceeds from the flooring line of credit facilities of $68.8 million, offset by $28.4 million in premiums paid for the Capped Call Transactions (See Note 7 - Borrowings and Note 8 - Stockholders' Equity of the “Notes to Consolidated Financial Statements”).
For the year ended December 31, 2020, net cash provided by financing activities was $281.7 million, primarily due to net proceeds from the Merger and PIPE financing of $300.9 million, offset by net repayment of the Delayed Draw Term Loan of $12.5 million.
Contractual Obligations
As of December 31, 2021, the Company reported a liability for vehicles acquired under an OEM program of $3.6 million. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
The Company has various operating leases of real estate and equipment. See Note 11 - Commitments and Contingencies to the accompanying consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
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
Revenue
We recognize revenue upon transfer of control of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Control passes to the customer at the time of delivery or pick-up. We may collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales.
We have determined that a portion of the value associated with warrant consideration paid to Lithia, as a customer of Shift, should be treated as contra-revenue.
We recognize revenue at a point in time as described below.
Ecommerce Vehicle Revenue
We sell used vehicles to retail customers through our ecommerce platform. The price for used vehicles is the stand-alone selling price as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the price of a used vehicle, which is included in the transaction price as non-cash consideration at the stated trade-in value within the contract. We satisfy our performance obligation and recognize revenue for sales of ecommerce vehicles at a point in time when the vehicles are delivered to or picked up by the customer. The revenue recognized by Shift is the amount equal to the stand-alone selling price, including any service fees, less any discounts and an estimate for returns. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
We receive payment for vehicle sales directly from the customer at the time of sale or, if the customer uses financing, from third-party financial institutions within a short period of time following the sale. Any payments received prior to the delivery or pick-up of used vehicles are recorded as deferred revenue within accrued liabilities on the consolidated balance sheets until delivery or pick-up occurs.
Our return policy allows customers to initiate a return during the first seven days or 200 miles after delivery (whichever comes first). Ecommerce vehicle revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. The returns reserve was $1.0 million at December 31, 2021 and immaterial at December 31, 2020.
Other Revenue
We provide buyers on our platform with options for financing and vehicle protection products. All such services are provided by unrelated third-party vendors, with whom we have agreements giving us the right to offer such services on its platform. When a buyer selects a service from these providers, we earn a commission based on the actual price paid or financed, respectively. We concluded that we are an agent for these transactions because we do not control the products before they are transferred to the customer and our risk related to these products is limited to the commissions that we receive. Accordingly, we recognize commission revenue at the time of sale.
In the event that a customer cancels certain finance and insurance products, the Company may be obligated to return all or part of its commission. Other revenue is recognized net of a reserve for cancellations, which is estimated using historical experience and trends. The reserve for estimated cancellations at December 31, 2021 and 2020 was $2.3 million and $0.8 million, respectively, and is presented in accrued expenses and other current liabilities on the consolidated balance sheets.

Wholesale Vehicle Revenue
We also sell vehicles through wholesale auctions. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles and such vehicles do not meet our quality standards to list and sell through our website. We satisfy our performance obligation and recognize revenue for wholesale vehicle revenue at a point in time when the vehicle is sold at auction or directly to a wholesaler. The transaction price is typically due and collected within one week of the date of the sale.
In December 2018, we agreed to sell cars to Lithia Motors, Inc. under a one-sided marketplace ("OSM") program whereby we acquire cars primarily from consumers in the Oxnard, California market and re-sell them to Lithia. We recognize revenue at the agreed upon purchase price stated in the contract, plus charges such as repairs. Payment is normally made within two weeks of delivery.
Costs to obtain or fulfill a contract
We elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Valuation of Inventory
Inventory consists of used vehicles, primarily acquired through auction and individual sellers, as well as some vehicles sourced locally through the trade-in program of an OEM. Inventory is stated at the lower of cost or net realizable value. Acquisition costs and vehicle reconditioning costs, including parts, applied labor, unapplied labor, inbound transportation costs and other incremental costs, are allocated to inventory via specific identification and standard costing, which approximate average costs. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Estimated selling price is derived from historical data and trends, such as sales price and average days to sell similar vehicles, along with independent market resources. To the extent that there are significant changes to estimated vehicle selling prices or decreases in demand for used vehicles, there could be significant adjustments to reflect our inventory at net realizable value.
Determination of the Fair Value of Common Stock
A public trading market for our common stock was established in connection with the completion of the Merger. As such, it is longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is now determined based on the quoted market price of our common stock.
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

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event that we determine we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and December 31, 2020, respectively, we recorded a full valuation allowance on our deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.
Stock-Based Compensation Expense
We classify stock-based awards granted in exchange for services as either equity awards or as liability awards. Stock-based compensation expense related to awards to employees and non-employees are measured at the grant date based on the fair value of the award. The calculation of the stock-based compensation expense for stock options is based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate. The fair value of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service period, which is generally the vesting period. We elect to account for forfeitures as they occur by reversing compensation cost if the award is forfeited.
Determination of the Fair Value of Financial Instruments
Escrow Shares
The former Legacy Shift stockholders were entitled to receive up to an additional 6,000,218 shares of the Company’s common stock (the “Escrow Shares”). The Escrow Shares were issued to a third-party escrow agent in connection with the closing of the Merger, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the Merger. The Escrow Shares will be released to the beneficiaries if the price of our common stock meets certain thresholds in the 30 months following the closing of the Merger (see Note 3 - Merger in the accompanying consolidated financial statements for additional information). The Escrow shares will be returned to the Company if these thresholds are not reached. On October 13, 2021, 50% of the Escrow Shares were returned to the Company as our common stock did not meet the required threshold for release of the first tranche.
The Escrow Shares meet the accounting definition of a derivative financial instrument. Prior to October 13, 2021, as the number of Escrow Shares that would ultimately be released was partially dependent on variables (namely, the occurrence of a change in control) that were not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares were not considered to be indexed to the Company’s common stock and were therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was recorded to financial instruments liability on the consolidated balance sheet at fair value as of the date of the Merger, with subsequent changes in fair value recorded in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss.
Following the return of the first tranche of the Escrow Shares to the Company on October 13, 2021, the Escrow Shares met the "fixed for fixed" option or forward contract criteria for equity classification. As such, changes in fair value of the Escrow Shares prior to October 13, 2021 were recorded in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss. The fair value of the shares on October 13, 2021 was reclassified to additional paid-in capital from financial instruments liability on the consolidated balance sheet.
The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock.
Convertible Notes
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. Please see Note 7 - Borrowings to the accompanying consolidated financial statements for additional information.

The Notes contain conversion and redemption features that were evaluated for separate accounting as bifurcated embedded derivatives under applicable GAAP. The conversion feature was determined to meet the scope exception for embedded features indexed to the Company's common stock, and therefore was not accounted for separately from the host debt instrument. The redemption feature was determined to meet the scope exception for embedded features that are clearly and closely related to the host instrument, and therefore was not accounted for separately from the host debt instrument. The Notes are presented on the consolidated balance sheets at par value, net of unamortized discounts and issuance costs.
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 7 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Notes and will not change any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.
The Company used approximately $28.4 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital on the consolidated balance sheets.

Recently Issued Accounting Standards
See "Note 2 — Recently Issued Accounting Standards” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shift Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shift Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders' equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 16, 2022

We have served as the Company's auditor since 2018.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$182,616	$233,936
Accounts receivable, net of allowance for doubtful accounts of $304 and $46	20,084	8,426
Inventory	122,743	49,086
Prepaid expenses and other current assets	7,392	5,478
Total current assets	332,835	296,926
Property and equipment, net	7,940	2,123
Capitalized website and internal use software costs, net	9,262	6,542
Restricted cash, non-current	11,725	1,605
Deferred borrowing costs, net	564	2,149
Other non-current assets	3,414	2,748
Total assets	$365,740	$312,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,175	$10,675
Accrued expenses and other current liabilities	43,944	22,286
Flooring line of credit	83,252	13,870
Total current liabilities	142,371	46,831
Convertible notes, net	144,335	—
Financial instruments liability	—	25,230
Other non-current liabilities	3,762	2,850
Total liabilities	290,468	74,911

Commitment and contingencies (Note 11)

Stockholders’ equity:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 81,369,311 and 83,904,182 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	515,975	511,617
Accumulated deficit	(440,711)	(274,443)
Total stockholders’ equity	75,272	237,182
Total liabilities and stockholders’ equity	$365,740	$312,093
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31
	2021	2020
Revenue
Ecommerce revenue, net	$538,387	$158,037
Other revenue, net	22,633	6,390
Wholesale vehicle revenue	75,849	31,291
Total revenue	636,869	195,718
Cost of sales	588,081	183,537
Gross profit	48,788	12,181
Operating expenses:
Selling, general and administrative expenses	220,055	83,896
Depreciation and amortization	5,586	4,536
Total operating expenses	225,641	88,432
Loss from operations	(176,853)	(76,251)
Change in fair value of financial instruments	18,893	24,751
Interest and other expense, net	(8,082)	(7,646)
Net loss before income taxes	$(166,042)	$(59,146)
Provision for income taxes	226	—
Net loss and comprehensive loss attributable to common stockholders	$(166,268)	$(59,146)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(2.13)	$(3.12)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,114,142	18,933,980
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	255,237,101	$223,631	37,432,555	$3	$34,997	$(215,297)	$(180,297)
Retroactive application of recapitalization	(255,237,101)	(223,631)	(6,037,592)	—	223,631	—	223,631
Adjusted balance, beginning of period	—	—	31,394,963	3	258,628	(215,297)	43,334
Issuance of common stock upon exercise of vested options	—	—	1,127,190	—	1,234	—	1,234
Repurchase of shares related to early exercised options	—	—	(7,793)	—	—	—	—
Vesting of early exercised options	—	—	—	—	1,046	—	1,046
Stock-based compensation	—	—	—	—	2,945	—	2,945
Shift series C warrant redemption	—	—	226,535	—	1,102	—	1,102
Lithia warrants redemption	—	—	9,312,736	1	13,204	—	13,205
Merger and PIPE financing	—	—	40,053,338	4	240,404	—	240,408
Non-cash bonuses in satisfaction of loans to related parties (see Note 10)	—	—	—	—	247	—	247
Warrant exchange	—	—	1,797,213	—	(7,193)	—	(7,193)
Net loss and comprehensive loss	—	—	—	—	—	(59,146)	(59,146)
Balance at December 31, 2020	—	$—	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant exchange	—	—	125,160	—	(497)	—	(497)
Purchase of Capped Calls (see Note 8)	—	—	—	—	(28,391)	—	(28,391)
Cancellation of Escrow Shares (see Note 2)	—	—	(3,000,109)	—	6,337	—	6,337
Issuance of common stock upon exercise of vested options	—	—	363,011	—	506	—	506
Repurchase of shares related to early exercised options	—	—	(22,933)	—	—	—	—
Vesting of early exercised options	—	—	—	—	436	—	436
Stock-based compensation	—	—	—	—	25,967	—	25,967
Net loss and comprehensive loss	—	—	—	—	—	(166,268)	(166,268)
Balance at December 31, 2021	—	$—	81,369,311	$8	$515,975	$(440,711)	$75,272

The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,268)	$(59,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,253	4,536
Stock-based compensation expense	25,130	2,614
Change in fair value of financial instruments	(18,893)	(24,751)
Non-cash bonuses in satisfaction of loans to related parties	—	247
Contra-revenue associated with milestones	637	637
Amortization of debt discounts	2,741	7,030
Changes in operating assets and liabilities:
Accounts receivable	(11,658)	(6,587)
Inventory	(73,657)	(30,888)
Prepaid expenses and other current assets	(1,914)	(3,579)
Other non-current assets	(1,186)	(228)
Accounts payable	4,359	8,094
Accrued expenses and other current liabilities	22,375	15,484
Other non-current liabilities	1,035	685
Net cash, cash equivalents, and restricted cash used in operating activities	(211,046)	(85,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,524)	(984)
Capitalized website internal-use software costs	(6,619)	(3,895)
Net cash, cash equivalents, and restricted cash used in investing activities	(14,143)	(4,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facilities	329,981	96,355
Repayment of flooring line of credit facilities	(261,217)	(98,613)
Payment of debt issuance costs	(88)	—
Proceeds from Delayed Draw Term Loan	—	12,500
Repayment of delayed draw term loans	—	(25,000)
Proceeds from SBA PPP Loans	—	6,055
Repayment of SBA PPP loans	—	(6,055)
Net Contributions from Merger and PIPE financing	—	300,900
Proceeds from Convertible Notes, net (Note 7)	143,768	—
Premiums paid for Capped Call Transactions (Note 8)	(28,391)	—
Exchange of warrants for cash	(497)	(7,193)
Proceeds from stock option exercises, including from early exercised options	506	2,753
Repurchase of shares related to early exercised options	(73)	(6)
Net cash, cash equivalents, and restricted cash provided by financing activities	183,989	281,696
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,200)	190,965
Cash, cash equivalents and restricted cash, beginning of period	235,541	44,576
Cash, cash equivalents and restricted cash, end of period	$194,341	$235,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,230	$871
Cash paid for income taxes	$102	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$141	$—
Reclassification of Escrow Shares to additional paid-in capital	$6,337	$—
Vesting of early exercised options	$436	$1,046
Stock-based compensation capitalized to internal-use software	$841	$331
The accompanying notes are an integral part of these consolidated financial statements.
64

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS
Shift Technologies, Inc., which, together with its subsidiaries we refer to as Shift, we, us, our, SFT, or the Company, conducts its business through its wholly owned subsidiaries Shift Platform, Inc., Shift Operations, LLC, and their subsidiaries. Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”) was incorporated in the State of Delaware on December 9, 2013.
The Company is headquartered in San Francisco, California and operates hubs to purchase, recondition and/or sell vehicles in major cities in California, Oregon, Washington, and Texas. The Company is also acquiring inventory in the Houston and Las Vegas markets. Shift operates an innovative platform to make car purchases, car sales and ownership simple. Shift’s innovative platform, which includes proprietary pricing technology, provides consumers with a digital purchase and selling experience, and includes offerings throughout the sales cycle, including vehicle pickup and delivery at a customer’s location.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The income tax benefits include a favorable increase in the interest expense limitation under section 163(j), allowing a five-year net operating loss (“NOL”) carryback provision for certain NOLs, and increasing the amount of NOLs corporations may use to offset income for taxable years beginning before 2021. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act will significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of December 31, 2021, the Company had repaid $0.6 million of the $1.3 million originally deferred. As required, the remaining deferred amount will be paid by December 31, 2022.
65

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions for the reporting period and as of the date of the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consisted of bank deposits, money market placements and demand deposits with third-party payment platforms.
Restricted Cash
Restricted cash includes amounts required by the Ally FLOC (See Note 7 - Borrowings), letters of credit required in conjunction with lease agreements and collateral related to state licensing requirements. As of December 31, 2021 and 2020, the restricted cash balance was $11.7 million and $1.6 million, respectively.
Accounts Receivable, Net
Accounts receivable are primarily due from auction facilities and partner financial institutions that provide financing to our customers, and are recorded net of any allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions and other factors and is evaluated periodically. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $0.3 million and $46 thousand, respectively. Write-offs were immaterial during the years ended December 31, 2021 and 2020.
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents were deposited in accounts at two financial institutions, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held.
Credit risk with respect to accounts receivable is generally not significant due to diversity of the Company’s customers. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2021 and 2020. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
As of December 31, 2021, receivables from one retail lending institution accounted for 24% of the Company's accounts receivable balance. As of December 31, 2020, receivables from three entities accounted for 58% of the Company’s accounts receivable balance. For the years ended December 31, 2021 and 2020, no customers accounted for more than 10% of the Company’s revenue.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Inventory
Inventory consists of used vehicles, primarily acquired through auction and individual sellers, as well as some vehicles sourced locally through the trade-in program of an OEM. Inventory is stated at the lower of cost or net realizable value. Acquisition costs and vehicle reconditioning costs, including parts, applied labor, unapplied labor, inbound transportation costs and other incremental costs, are allocated to inventory via specific identification
At December 31, 2021 and 2020, inventory was stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Estimated selling price is derived from historical data and trends, such as sales price and average days to sell similar vehicles, along with independent market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, the Company charged $2.5 million and $0.5 million to cost of sales to reduce the carrying value of inventory to net realizable value.
Property and Equipment, Net
Property and equipment consists of equipment, furniture, fixtures and leasehold improvements and is recorded at cost less of accumulated depreciation. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the related assets:

Equipment	3 to 5 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of useful life or lease term
Software Development Costs, Net
The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Amortization is computed using the straight-line method, generally over three years.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of such assets. The Company recognized no impairment losses during the years ended December 31, 2021 and 2020.
Deferred Borrowing Costs
Deferred borrowing costs associated with long-term debt facilities are recorded as a reduction to long term debt and amortized into interest expense over the expected term of the related facility. Deferred borrowing costs associated with revolving facilities and lines of credit are recorded as a long-term assets on the consolidated balance sheet and amortized over the expected term of the related facility. Any unamortized deferred borrowing costs upon extinguishment of debt facilities are written off to interest expense on the consolidated statements of operations and comprehensive loss. See Note 7 -Borrowings and Note 10 - Related Party Transactions for further discussion regarding the deferred borrowing costs.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, which prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.
The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Control passes to the customer at the time of delivery or pick-up. The Company may collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales. The Company has provided cash or non-cash payments to a related party customer, including in the form of equity (see Note 10 - Related Party Transactions). In such cases the Company accounts for such payments under the guidance for consideration payable to a customer and considers whether such amount should be reflected as contra-revenue.
The Company recognizes revenue at a point in time as described below.
Ecommerce Revenue
The Company sells used vehicles to its retail customers through its platform. The price for used vehicles is the stand-alone selling price as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the price of a used vehicle, which is included in the transaction price as non-cash consideration at the stated trade-in value within the contract. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the vehicles are delivered to or picked up by the customer. The revenue recognized by the Company is the amount equal to the stand-alone selling price, including any service fees, less any discounts and an estimate for returns. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
The Company receives payment for vehicle sales directly from the customer at the time of sale or, if the customer uses financing, from third-party financial institutions within a short period of time following the sale. Any payments received prior to the delivery or pick-up of used vehicles are recorded as deferred revenue within accrued expenses and other current liabilities on the consolidated balance sheets until delivery or pick-up occurs, typically within 7 days.
The Company’s return policy allows customers to initiate a return during the first seven days or 200 miles after delivery (whichever comes first). Ecommerce vehicle revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with an asset recorded in prepaid expenses and other current assets and a refund liability recorded in accrued expenses and other current liabilities. The impact of the returns reserve is immaterial.
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
In the event that a customer prematurely cancels certain finance and insurance products, the Company may be obligated to return all or part of its commission. Other revenue is recognized net of a reserve for cancellations, which is estimated using historical experience and trends. The reserve for estimated cancellations at December 31, 2021 and 2020 was $2.3 million and $0.8 million, respectively, and is presented in accrued expenses and other current liabilities on the consolidated balance sheets.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Wholesale Vehicle Revenue
The Company sells vehicles through wholesale auctions. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles and such vehicles do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold at auction or directly to a wholesaler. The transaction price is typically due and collected within one week of the date of the sale.
In December 2018, the Company agreed to sell cars to Lithia Motors, Inc. under a one-sided marketplace ("OSM") program whereby the Company acquires cars primarily from consumers in Oxnard, California and re-sells them to Lithia. The Company recognizes revenue at the agreed upon purchase price stated in the contract, plus charges such as repairs. Payment is normally made within two weeks of delivery.
Costs to obtain and fulfill a contract
The Company elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Cost of Sales
Cost of sales includes the cost to acquire used vehicles and direct and indirect vehicle reconditioning costs associated with preparing the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs and other incremental costs. These costs include inbound shipping costs of purchased vehicles, mechanical inspection, vehicle preparation supplies and repair costs necessary for reconditioning the vehicle for resale. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.
Shipping and Handling
The Company’s logistics costs related to transporting its used vehicle inventory primarily includes third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss and were $8.1 million and $1.9 million during the years ended December 31, 2021 and 2020, respectively, excluding compensation and benefits.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include compensation and benefits, advertising, facilities costs, technology expenses and other administrative expense. Selling, general and administrative expenses excludes costs to recondition vehicles and inbound transportation, which are included in costs of sales, as well as payroll and stock-based compensation costs capitalized to website and internal-use software development costs. For the years ended December 31, 2021 and 2020, advertising expense was $49.8 million and $21.6 million, respectively. Advertising costs are expensed as incurred.
Stock-Based Compensation Expense
Stock-based compensation expense related to awards to employees are measured at the grant date based on the fair value of the award. The fair value of the award is expensed on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elects to account for forfeitures as they occur by reversing compensation cost when awards are forfeited. Exercises of option awards are settled by issuing new shares.
See Note 9 - Stock-Based Compensation Plans for additional information on stock-based compensation.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Convertible Preferred Stock Warrant Liability
Warrants for shares that were contingently redeemable were classified as liabilities in the consolidated balance sheets. At initial recognition, the Company classifies these warrants as liabilities on the balance sheets at their estimated fair value. The preferred warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss. All outstanding convertible preferred stock warrants were settled prior to the Merger. See Note 3 - Merger for additional information these warrants.
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
Interest Expense
Interest expense includes interest incurred from the Convertible Notes and the flooring line of credit facilities, as well as the amortization of deferred borrowing costs, debt discounts and other miscellaneous items.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the years ended December 31, 2021 and December 31, 2020, all liability-classified financial instruments that were remeasured on a recurring basis were valued using Level 3 inputs. The determination of the fair value of the Lithia warrants subject to remeasurement was based on the Black-Scholes valuation model, which requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate.
The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The liability arising from the Escrow Shares was included in financial instruments liability in the consolidated balance sheets as of December 31, 2020. On October 13, 2021, the Escrow Shares were remeasured at fair value using a Monte Carlo valuation model and reclassified to additional paid-in capital on the consolidated balance sheets. The expected annual volatility of our common stock was estimated to be 61.24% and 60.93% as of October 13, 2021 and December 31, 2020, respectively, based on the historical volatility of comparable publicly traded companies.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021	2020
Balance as of January 1,	$25,230	$4,810
Remeasurement of Lithia warrants	—	9,496
Exercise of Series C and Lithia Warrants prior to the Merger	—	(14,306)
Issuance of Escrow Shares in connection with the Merger	—	59,477
Remeasurement of Escrow Shares liability	(18,893)	(34,247)
Reclassification of Escrow Shares liability to additional paid-in capital	$(6,337)	—
Balance as of December 31	$—	$25,230
All Legacy Shift warrants outstanding prior to the merger were exercised and settled via net share settlement. The number of shares issued upon the exercise of the warrants was reduced in lieu of cash payment for the exercise price of the warrants. There were no warrants outstanding at December 31, 2021.
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
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, respectively, the Company recorded a full valuation allowance on its deferred tax assets.
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
Comprehensive Loss
During the years ended December 31, 2021 and 2020, the Company did not have any other comprehensive income or loss and, therefore, the net loss and comprehensive loss were the same for both periods presented.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Correction of Immaterial Errors
During the year ended December 31, 2021, the company recorded a charge of $3.1 million related to certain sales tax amounts (including penalties and interest) which should have been recorded in prior periods from 2018 through the periods ended June 30, 2021. This out of period charge represents the Company’s best estimate of the probable amount due to the applicable taxing authorities and includes sales tax amounts collected from customers that were remitted to the incorrect jurisdiction as well as additional sales tax amounts in certain jurisdictions that were not correctly determined at the time of the customer transaction. The Company is currently working with the applicable jurisdictions to resolve the outstanding balances. We have determined that the impact of this out of period charge is quantitatively and qualitatively immaterial to all prior periods, the year ended December 31, 2021 and to trends in the Company’s financial results. The correction of $3.1 million was recorded as an increase to selling, general, and administrative expenses on the condensed consolidated statement of comprehensive loss in the year ended December 31, 2021.
As a result of the errors described above, selling, general and administrative expenses and net loss are understated by $0.7 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. Accumulated deficit is understated and stockholder's equity is overstated by $1.8 million as of December 31, 2020.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. This ASU is effective for public and private companies’ fiscal years beginning after December 15, 2018, and December 15, 2021, respectively, with early adoption permitted. The Company expects to adopt ASU 2016-02 under the private company transition guidance beginning January 1, 2022. As of the transition date, the Company recognized right of use assets and operating lease liabilities related to its lease portfolio of $27.9 million and $28.6 million, respectively. The Company elected the package of practical expedients permitted under the transition guidance which allows the carry forward of the historical lease identification, lease classification and initial direct costs of existing leases. In addition, the Company elected the practical expedient to not separate lease and non-lease components for real estate leases. Further, the Company made an accounting policy election to adopt the short-term lease exception, which allows the Company to not record leases with an initial term of 12 months or less on the balance sheet.
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU 2016-13 under the private company transition guidance beginning January 1, 2023, and is currently evaluating the impact on the Company’s consolidated financial statements.
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
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company early-adopted the ASU on January 1, 2021. There was no impact to the Company's consolidated financial statements on the date of adoption.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The Escrow Shares meet the accounting definition of a derivative financial instrument. Prior to the cancellation of the first tranche on October 13, 2021, as the number of Escrow Shares that would have ultimately been released was partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares were not considered to be indexed to the Company’s common stock and were therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was initially recorded to financial instruments liability on the consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability were recorded to change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss.
As of the first anniversary of the Merger on October 13, 2021, the first tranche of 3,000,109 Escrow Shares had failed to satisfy the $12.00 stock performance hurdle. As a result, the shares were returned to the Company for cancellation.
Following the return of the first tranche of the Escrow Shares to the Company on October 13, 2021, the Escrow Shares met the "fixed for fixed" option or forward contract criteria for equity classification. As such, changes in fair value of the Escrow Shares through October 13, 2021 were recorded in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss. The fair value of the shares on October 13, 2021 of $6.3 million was reclassified from financial instruments liability to additional paid-in capital on the consolidated balance sheets.
During the years ended December 31, 2021 and 2020, the Company recognized gains related to the change in fair value of the Escrow Shares of $18.9 million and $34.2 million, respectively, which are included in change in fair value of financial instruments on the consolidated statements of operations and comprehensive loss.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Equipment	$8,753	$2,132
Furniture and fixtures	252	158
Leasehold improvements	1,258	1,408
Total property and equipment	10,263	3,698
Less: accumulated depreciation	(2,323)	(1,575)
Property and equipment, net	$7,940	$2,123
Depreciation expense related to property and equipment was $1.8 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. Depreciation expense related to reconditioning facilities of $0.7 million and immaterial, respectively, is included in cost of sales with the remainder included in depreciation and amortization on the consolidated statements of operations and comprehensive loss.
5. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	24,433	17,308
Less: accumulated amortization	(15,556)	(11,151)
Capitalized website and internal-use software development costs, net	$9,262	$6,542
Amortization of capitalized software development costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $4.4 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Liability for vehicles acquired under OEM program	$3,550	$11,461
Accrued payroll related costs	15,890	4,155
Provision for DMV refunds	1,170	1,093
Accrued sales taxes	13,787	1,503
Common stock subject to repurchase liability, current	142	524
Interest payable	910	18
Other accrued expenses	8,495	3,532
Total accrued expenses and other current liabilities	$43,944	$22,286
In November 2019, the Company entered into an arrangement with an original equipment manufacturer (“OEM”) to sell vehicles sourced locally through the trade-in program of the OEM on the Company’s platform. Under the terms of the arrangement, the Company has the option to provisionally accept any trade-ins based on information provided by the OEM. The Company transports any accepted vehicles to one of its inspection, reconditioning and storage centers where Shift inspects the vehicle and makes a final purchasing decision regarding the vehicle. Any rejected vehicles are sent to wholesale auction facilities at Shift’s expense, at which point Shift has no further obligations to the automaker for the rejected vehicle. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price. The final price paid to the OEM upon sale of the vehicle includes an additional amount equal to 50% of the excess of the sales price over the original acquisition price.
Interest payable in the table above as of December 31, 2020 has been reclassified to be shown separately from other accrued expenses to conform to the presentation as of December 31, 2021.
7. BORROWINGS
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
The Notes accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Unamortized deferred borrowing costs at December 31, 2021 were $5.7 million, and are included as a reduction to convertible notes, net on the consolidated balance sheets. For the year ended December 31, 2021, the Company recorded $4.2 million of contractual interest expense and $0.7 million of deferred borrowing cost amortization to interest and other expense, net on the consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73%.
The fair value of the Notes (Level 1) at December 31, 2021 was $120.0 million.
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 8 - Stockholders' Equity), and intends to use the remaining proceeds for working capital and general corporate purposes.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Ally Flooring Line of Credit
On December 9, 2021, the Company entered into a $100.0 million flooring line of credit facility with Ally Bank to finance its used vehicle inventory (the “Ally FLOC”), which is secured by substantially all of the Company’s assets. Borrowings under the Ally FLOC bear interest at the Prime Rate (as defined in the agreement) plus 1.50%. As of December 31, 2021, the Prime Rate was 3.25%. and the weighted average interest rate on borrowings outstanding under the Ally FLOC was 4.75%. As of December 31, 2021, the Company had an outstanding balance under the facility of $83.3 million and unused capacity of $16.7 million.
Under the Ally FLOC, repayment of amounts drawn for the purchase of a vehicle should generally be made as soon as practicable after selling or otherwise disposing of the vehicles. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is 50% (or less) of the original principal balance. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments and subsequently reborrow such amounts.
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the Company to maintain at least 10% equity in the Company’s total inventory balance. As of December 31, 2021, the Company was in compliance with all covenants related to the Ally FLOC.
Additionally, the Company is required to pay an availability fee each calendar quarter if the average outstanding balance for such quarter is less than 50% of the average total credit line for such quarter. The Company was required to pay an upfront commitment fee upon execution of the Ally FLOC.
US Bank Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances were able to be prepaid in part or in full at any time without charge, penalty or premium. The terms of the facility allowed the Company to request a one-time increase in the commitment by an amount equal to $20.0 million, provided that certain conditions in the facility agreement were met. The expiration date of the facility was initially September 30, 2019. Advances under the facility accrued interest at LIBOR plus 2.00%. The obligations under the facility were secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility were guaranteed by Lithia. Upon expiration of the facility, Lithia guaranteed the provision of the flooring line of credit through October 11, 2021 if the Company was unable to secure an extension of the flooring line of credit facility with US Bank. With the signing of the flooring line of credit with US Bank, the Company entered into the commercial agreement for Milestone 1 and the related warrants were issued. Refer to Note 10 - Related Party Transactions for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
The loan and security agreement contained a financial covenant that required the Company to maintain a total balance of unrestricted cash and the amount of principal available to be drawn (together, the “Borrower’s Liquidity”) equal to or exceeding four times the decrease, if any, of the cash and cash equivalents balance on the determination date compared with the balance three months prior (together calculated with the Borrower’s Liquidity, the “Liquidity Covenant”). The loan and security agreement set forth negative covenants that restricted indebtedness, liens, investments, sales of assets, fundamental changes, distributions and other matters.
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
As of December 31, 2020, the Company had an outstanding balance under the facility of $14.0 million. The FLOC expired on October 11, 2021 and was repaid in full.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Delayed Draw Term Loan Agreement
Concurrent with the initial closing of the Series D Convertible Preferred Stock, the Company also entered into the Delayed Draw Term Loan Agreement (“DDTL”) with Lithia, whereby Lithia agreed to make up to two term loans (“Term Loan A” and “Term Loan B”) from November 29, 2019, to June 12, 2020 (extended by amendment to July 31, 2020), with a maximum principal amount of $12.5 million per term loan. Interest accrued on the outstanding principal amount of each Term Loan at a rate equal to LIBOR plus 0.50% The terms of the DDTL included various restrictive covenants, events of default, and security interests in the Company's assets.
In December 2019, the Company drew down on Term Loan A in the amount of $12.5 million. In July 2020, the Company drew down $12.5 million to fund Term Loan B. The DDTL, including both Term Loans A and B, was repaid in full in November 2020.
SBA PPP Loan
On April 22, 2020, the Company, through Shift Platform Inc. (then named Shift Technologies, Inc.), and its wholly owned subsidiary, Shift Operations LLC, obtained loans under the Paycheck Protection Program (the “PPP Loans”) with an outstanding principal amount of $6.1 million. The PPP Loans were made through Newtek Small Business Finance (the “Lender”), and the Company entered into two U.S. Small Business Administration Paycheck Protection Program Notes (the “Agreements”) with the Lender evidencing the PPP Loans. Interest accrued on the outstanding principal balances of the PPP Loans at a fixed rate of 1.00%, which was deferred for the first nine months of the term of the PPP Loans.
In conjunction with closing of the Merger in October 2020, the Company repaid the outstanding balance and accrued interest on the PPP Loans in full.
8. STOCKHOLDERS' EQUITY
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 7 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
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
The Company used approximately $28.4 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital on the consolidated balance sheets.
The settlement amount of the Capped Call Transactions at December 31, 2021 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $8.43 at any time over the 40 consecutive trading days immediately prior to settlement.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In connection with the Offer and the Private Exchange, the Company issued an aggregate of 1,797,213 shares of Class A common stock, representing approximately 2.1% of the shares of Class A Common Stock outstanding after such issuances. The Company subsequently issued 125,160 additional shares of Class A common stock and distributed $0.5 million in cash on January 14, 2021 in exchange for all remaining Public Warrants that were outstanding at December 31, 2020. There were no warrants outstanding at December 31, 2021.
9. STOCK-BASED COMPENSATION PLANS
The Company’s 2014 Stock Option Plan (the “2014 Plan”) provided for the grant of restricted stock awards and incentive and non-qualified options and to purchase common stock to officers, employees, directors, and consultants. Options granted to employees and non-employees generally vest ratably over four to five years, with a maximum contractual term of 10 years. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan. The number of shares authorized for issuance under the 2014 Plan was reduced to the number of shares subject to awards outstanding under the 2014 Plan immediately after the Merger. As a result, no further awards will be made under the 2014 Plan. Shares reserved for awards that are subsequently expired or forfeited will no longer be returned to the pool of shares authorized for issuance under the 2014 Plan.
Each Legacy Shift option from the 2014 Plan that was outstanding immediately prior to the Merger, whether vested or unvested, was converted into an option to purchase a number of shares of post-Merger common stock (each such option, a "Converted Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shift common stock subject to such Legacy Shift option immediately prior to the Merger and (ii) the equity award exchange ratio. The per share exercise price for each share of post-Merger common stock issuable upon exercise of the Converted Option is equal to the exercise price per Legacy Shift share of each Legacy Shift option immediately before the Merger, with certain adjustments necessary to preserve ISO classification of awards for income tax purposes. The mechanism of conversion resulted in the fair value of each Converted Option award equaling the fair value of the corresponding Legacy Shift option award immediately prior to the consummation of the Merger. Except as specifically provided in the Merger Agreement, following the Merger, each Converted Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shift option immediately prior to the consummation of the Merger. All stock option activity was retroactively restated to reflect the Converted Options. No stock options were granted during the year ended December 31, 2021.
At the Company's special meeting of stockholders held on October 13, 2020, the stockholders approved the 2020 Omnibus Equity Compensation Plan (the "2020 Plan"). The 2020 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Awards under the 2020 Plan expire no more than 10 years from the date of grant. In addition, the shares authorized for the 2020 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that began January 1, 2021, in an amount equal up to 2% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. The 2020 Plan became effective immediately upon the closing of the Merger.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of December 31, 2021, a total of 13,128,713 shares of common stock are reserved for issuance under the 2014 and 2020 Plans and 17,348 shares are available for future grants under the 2020 Plan. On January 1, 2022, 1,632,176 additional shares were authorized for issuance under the 2020 Plan’s evergreen refresh mechanism and added to the pool of shares available to be issued to settle future share-based compensation awards.
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2020	2,354,836	$1.80	8.40	$15,230
Exercised	(363,011)	1.39
Forfeited	(315,387)	2.89
Cancelled (expired)	(78,645)	4.18
Outstanding as of December 31, 2021	1,597,793	$1.59	7.47	$3,574
Vested and expected to vest as of December 31, 2021	1,597,793	$1.59	7.47	$3,574
Exercisable as of December 31, 2021	1,597,793	$1.59	7.47	$3,574
The weighted-average grant date fair value of options granted during the year ended December 31, 2020 was $3.19. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $2.1 million and $4.8 million, respectively.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Activity related to employee and non-employee RSU awards issued under the 2020 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2020	—	$—	—	$—
Granted	12,148,033	6.53
Vested	(1,779,595)	8.26
Forfeited	(634,461)	7.69
Unvested as of December 31, 2021	9,733,977	$6.14	2.21	$33,193
Vested and unreleased	1,779,595
Outstanding as of December 31, 2021	11,513,572
The total vesting date fair value of RSUs vested was $14.2 million for year ended December 31, 2021. All RSUs that were vested and unreleased as of December 31, 2021 were released on February 24, 2022.
The RSUs granted during the year ended December 31, 2021 include 2,054,166 RSUs that vest if the closing price of the Company's common stock exceeds thresholds ranging from $23 to $28 during the grantee's vesting period. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The weighted-average grant date fair value for these RSUs was $2.74.
Stock-Based Compensation Expense
For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss of $25.1 million and $2.6 million, respectively. In addition, the Company capitalized stock-based compensation costs for the year ended December 31, 2021 and 2020 of $0.8 million and $0.3 million, respectively, to capitalized website and internal use software costs, net.
As of December 31, 2021, there was $50.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.55 years.
Significant Assumptions in Estimating Option Fair Value
The Black-Scholes model for employee and non-employee stock options incorporates the following assumptions:
Fair Value of Common Stock — A public trading market for our common stock was established in connection with the completion of the Merger. As such, it is no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Dividend Yield — The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy.
The range of assumptions used in the Black-Scholes model for stock options granted during the year ended December 31, 2020 are as follows:

Year ended December 31, 2020

Expected volatility	52.22% - 57.49%
Risk-free interest rate	0.28% - 0.62%
Expected term (years)	4.99 - 6.07
Dividend yield	0%
Common Stock Subject to Repurchase Related to Early Exercised Options
The Company typically allows employees to exercise options prior to vesting. Upon termination of an employee's service, the Company has the right to repurchase any non-vested but issued common shares at the original purchase price. Such an exercise is not substantive for accounting purposes. The consideration received for an exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The liability is reclassified to additional paid-in capital as the award vests.
As of December 31, 2021 and December 31, 2020, the Company has recorded a liability of $0.2 million and $0.7 million relating to 59,639 and 199,528 options that were exercised but not vested, respectively.
10. RELATED PARTY TRANSACTIONS
Sales with Related Party
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars primarily from consumers in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the years ended December 31, 2021 and 2020, the Company recognized approximately $16.8 million and $5.4 million, respectively, of sales from the OSM agreement with Lithia.
Accounts Receivable from Related Party
As of December 31, 2021 and December 31, 2020, the Company had $2.1 million and $0.6 million in outstanding accounts receivable from Lithia, which is comprised of $2.0 million and $0.5 million, respectively, in vehicle sales and $0.1 million and $0.1 million, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The fair value of the guarantee is treated as a deferred borrowing cost associated with the flooring line of credit and is included within deferred borrowing costs on the consolidated balance sheets and is being amortized over the three-year guarantee period, which resulted in $2.1 million and $3.0 million of interest expense for the years ended December 31, 2021 and 2020, respectively. The deferred loan commitment cost was amortized over the four-year loan commitment period and the remaining balance was written off when the DDTL was repaid on November 10, 2020. Amortization of the deferred loan commitment cost associated with the delayed draw facility resulted in total interest expense during the year ended December 31, 2020 of $4.0 million.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The warrants issued with Milestone 1 were determined to be liability classified, subject to remeasurement, and were recorded as a non-current liability on the consolidated balance sheets as of March 31, 2020. The warrants were exercised in connection with the Merger closing on October 13, 2020. The Company recognized a remeasurement loss of $9.5 million for the year ended December 31, 2020.
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the years ended December 31, 2021 and 2020, the Company amortized $0.6 million and $0.6 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the consolidated statements of operations and comprehensive loss. As of December 31, 2021 and December 31, 2020, the remaining asset, net of amortization, was $1.2 million and $1.9 million, respectively.
Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expired on October 12, 2021. During the years ended December 31, 2021 and 2020, total costs related to these agreements were approximately $0.1 million and $0.1 million, respectively. The lease costs were expensed to selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate is 1.50% per annum based on a daily outstanding flooring line of credit and is payable monthly to Lithia. For the years ended December 31, 2021 and 2020, the Company recorded $78 thousand and $0.2 million, respectively, of interest and $2.1 million and $3.0 million, respectively, of deferred borrowing cost amortization to interest and other expense, net on the consolidated statements of operations and comprehensive loss. The guarantee expired conterminously with the US Bank FLOC on October 11, 2021.
Delayed Draw Term Loan Agreement
The Company drew down $12.5 million on December 27, 2019, in accordance with the DDTL agreement. On July 2, 2020, an additional $12.5 million was drawn down. On November 10, 2020 the outstanding amount of $25.0 million was repaid. For the year ended December 31, 2020, the Company recorded $0.3 million of interest and $4.0 million of deferred borrowing cost amortization to interest and other expense, net on the consolidated statements of operations and comprehensive loss. See Note 7 - Borrowings for further discussion regarding the DDTL.
Accounts Payable Due to Related Party
As of December 31, 2021 and December 31, 2020 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.2 million and $0.5 million, respectively.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
11. COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company is a tenant under various operating leases with third parties, including leases of office facilities and vehicle inspection, reconditioning and storage locations. These lease agreements are under non-cancelable leases and expire at various dates, ranging from 2022 and extending through 2029.
The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $9.3 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively. Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2021, were as follows (in thousands):

Year ended December 31,	Minimum Lease Commitments
2022	$8,294
2023	8,111
2024	5,041
2025	4,349
2026	4,191
Thereafter	7,937
Total minimum lease payments	$37,923
As of December 31, 2021, the total minimum lease payments presented above excludes approximately $45.1 million of minimum lease payments for leases executed but not yet commenced.
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of December 31, 2021. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously. In that regard, on September 13, 2021, the Company moved to dismiss the complaint as a matter of law; however, there can be no assurances that the Company will be successful in its defense.
12. SEGMENT INFORMATION
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group, reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Company's Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the years ended December 31, 2021 and 2020, the Company did not have sales to customers outside the United States. As of December 31, 2021 and 2020, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Year ended December 31, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$561,020	$75,849	$636,869
Segment gross profit	47,896	892	48,788

	Year ended December 31, 2020
	Retail	Wholesale	Consolidated
Revenue from external customers	$164,427	$31,291	$195,718
Segment gross profit	10,513	1,668	12,181
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Years ended December 31,
	2021	2020
Segment gross profit	$48,788	$12,181
Selling, general and administrative expenses	(220,055)	(83,896)
Depreciation and amortization	(5,586)	(4,536)
Change in fair value of financial instruments	18,893	24,751
Interest and other expense, net	(8,082)	(7,646)
Net loss before income taxes	$(166,042)	$(59,146)

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
13. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

	Years ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Net loss and comprehensive loss attributable to common stockholders	$(166,268)	$(59,146)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,114,142	18,933,980
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(2.13)	$(3.12)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of December 31,
	2021	2020
Escrow Shares	3,000,109	6,000,218
Convertible Notes	17,798,340	—
Stock options	1,597,793	2,354,836
Restricted stock units	11,513,572	—
Contingently repurchasable early exercise shares	59,639	199,528
Warrants	—	124,253
Total	33,969,453	8,678,835
14. INCOME TAXES
Net loss before income taxes was $166.0 million and $59.1 million for the years ended December 31, 2021 and 2020, respectively. The Company had income tax expense of $0.2 million for the year ended December 31, 2021 and no income tax expense for the year ended December 31, 2020.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the statutory federal rate and our effective tax rate (in thousands):

	Years ended December 31,
	2021	2020
Provision for income taxes at federal statutory rates	$(34,869)	$(12,420)
State taxes, net of federal benefit	(9,618)	(9,401)
Permanent differences	1,406	(15,647)
Change in valuation allowance	42,278	37,578
Other	1,029	(110)
Total	$226	$—
Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows at December 31, 2021 and 2020, in thousands:

	Years ended December 31,
	2021	2020
Deferred tax assets:
Accruals, reserves, and other	$16,777	$5,689
Depreciation	804	981
Federal net operating loss carryover	91,632	68,025
State net operating loss carryover	29,420	22,737
Total gross deferred tax assets	138,633	97,432
Less: valuation allowance	(138,633)	(96,355)
Net deferred tax assets	—	1,077

Deferred tax liabilities:
Prepaid assets	—	(1,077)
Total gross deferred tax liabilities	—	(1,077)
Net deferred taxes	$—	$—
As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $436.3 million, which may be available to offset future federal income and expire at various years beginning with 2033. As of December 31, 2021, the Company also had state net operating loss carryforwards of approximately $436.2 million, which may be available to offset future state income tax and expire at various years beginning with 2033.
The Company has evaluated the positive and negative evidence bearing upon the deferred tax assets and whether they will be realized. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020 of $138.6 million and $96.4 million, respectively.
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
As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had not accrued interest or penalties related to uncertain tax positions and for the years ended December 31, 2021 and 2020 no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
The Company is subject to taxation in the United States and other state jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States, California, Oregon and Virginia. The tax years from fiscal year 2015 and onward remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority. The following table presents the Company’s NOLs by jurisdiction as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Federal	$436,344	$323,927
California	397,270	309,517
Oregon	32,733	12,404
Virginia	3,301	7,949
Other	2,876	0
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2022. In addition, the CARES Act allows NOLs incurred in 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that the NOL carryback provision of the CARES Act would not result in a material cash benefit since the company has had taxable losses since inception.

15. EMPLOYEE BENEFIT PLANS
We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company did not make any matching contributions for the years ended December 31, 2021 and 2020.

16. SUBSEQUENT EVENTS
On March 14, 2022, the Company entered into an asset purchase agreement with Fair Financial Corp. ("Fair") and certain of Fair’s affiliates and an affiliate of SoftBank Group Corp. ("SoftBank"), pursuant to which the Company agreed to acquire certain automotive dealer marketplace assets, subject to the terms and conditions of the purchase agreement. The consideration for the assets will consist of cash in the amount of $15.0 million and an amount of shares of the Company’s common stock equal to 2.5% of the issued and outstanding shares of the Company’s stock as of immediately prior to the closing of the transactions contemplated by the purchase agreement. The Company plans to finance the acquisition through the issuance of new debt financing that has already been committed, as described below.
In connection with the acquisition, the Company entered into a commitment letter with SoftBank pursuant to which SoftBank has committed to purchase in a private placement $20.0 million of senior unsecured notes (the “Notes”). The Notes will accrue interest payable quarterly in arrears at a rate of 6.00% per year. The Notes will mature three years from the date of issuance, unless earlier redeemed or repurchased by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

2. Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, during the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to lack of a process to demonstrate commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment, and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Remediation efforts undertaken by the Company in 2021 identified an additional material weakness related to insufficient selection and development of Information Technology General Controls (ITGCs) to support the achievement of objectives.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

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

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

3. Plan to Remediate Material Weaknesses

The Company is devoting significant time, attention, and resources to remediating the above material weaknesses. Throughout the year ended December 31, 2021, the Company has executed or continues to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control:

•The Company hired experienced finance and accounting executives in the positions of Chief Financial Officer, Chief Accounting Officer, Director of SEC Reporting, and Director of Internal Audit.
•The Company has invested in increased headcount and training for the accounting function.
•In early 2021, the Company engaged external consultants to assist the Company in designing, implementing, and monitoring an appropriate system of internal control, including ITGCs.
•In 2021, the Company undertook several initiatives to strengthen our ITGC environment, including but not limited to:
•Implementing additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting.
•Implementing improved IT policies, procedures and control activities for key systems which impact our financial reporting.
•Increasing the amount of resources dedicated to monitoring ITGCs related to financial reporting, including addition of personnel with the appropriate level of knowledge, experience and training to ensure compliance with policies and procedures.

The material weaknesses will not be considered remediated, however, until the accounting executives hired in 2021 have been in their roles for a sufficient period of time, and we have concluded, through testing, that applicable controls are designed and operating effectively.

We plan to continue to devote significant time and attention to remediate the above material weaknesses as soon as reasonably practicable. As we continue to evaluate our controls, we will make the changes described above as well as any others needed to enhance our control environment and remediate the material weaknesses. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

4. Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
The information required by this Item will be included in the Company's 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Company's 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the Company's 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Company's 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the Company's 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Part IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
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

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on March 18, 2021).
4.4
Indenture, dated as of May 27, 2021, among Shift Technologies, Inc., as issued, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 2, 2021).

10.1
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

10.3	Promissory Note issued by the Company to Cohen & Company, LLC, dated May 21, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2020).
10.4
Voting Agreement dated as of July 1, 2020, by and among the Company, certain stockholders of the Company, Insurance Acquisition Sponsor, LLC, Dioptra Advisors, LLC, Shift Technologies, Inc. and the Shift Technologies, Inc. stockholders identified on the signature pages thereto (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed on July 17, 2020).

10.5	Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 14, 2020).*
10.6	Promissory Note issued by the Company to Cohen & Company, LLC, dated May 21, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2020).
10.7
Voting Agreement dated as of July 1, 2020, by and among the Company, certain stockholders of the Company, Insurance Acquisition Sponsor, LLC, Dioptra Advisors, LLC, Shift Technologies, Inc. and the Shift Technologies, Inc. stockholders identified on the signature pages thereto (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed on July 17, 2020).

10.8	Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 14, 2020).*
10.9
Offer Letter by and between Sean Foy and Shift Technologies, Inc., dated October 16, 2018, as amended by that certain Side Letter by and between Sean Foy and Shift Technologies, Inc., dated October 16, 2018 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed on July 17, 2020).*

10.10
Offer Letter by and between Cindy Hanford and Shift Technologies, Inc., dated October 4, 2019 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed on July 17, 2020).*

10.11
Offer Letter by and between Toby Russell and Shift Technologies, Inc., dated October 22, 2015 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed on July 17, 2020).*

10.12	Amended and Restated Shift Technologies 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed on July 17, 2020).*
10.13	Employment Agreement, dated October 13, 2020, by and between the Company and George Arison (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 14, 2020).*
10.14	Employment Agreement, dated October 13, 2020, by and between the Company and Tobias Russell (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on October 14, 2020).*
10.15	Form of RSU Agreement (Tobias Russell) (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on October 14, 2020).*
10.16
One-Sided Marketplace Agreement (Fresno), dated July 1, 2019, by and among Lithia Motors, Inc., Shift Operations LLC, and Shift Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-4 filed on August 19, 2020).(1)

10.17	Form of RSU Agreement (George Arison) (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on October 14, 2020).*
10.18
Amended and Restated Delayed Draw Term Loan Agreement, dated October 18, 2019, by and among Shift Technologies, Inc., Shift Operations LLC, Shift Finance, LLC, and Lithia Motors, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.19
Loan and Security Agreement, dated October 11, 2018, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.20
Amendment Number 1 to Loan and Security Agreement, dated February 14, 2019, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.21
Amendment Number 2 to Loan and Security Agreement, dated September 24, 2019, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).

10.22
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

10.24	Form of RSU Agreement (Cindy Hanford) (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed on October 14, 2020).*
10.25	Letter Agreement, dated October 7, 2020, by and between the Company and Sean Foy (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed on October 14, 2020).*
10.26	Letter Agreement, dated October 7, 2020, by and between the Company and Tobias Russell (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed on October 14, 2020).*
10.27	Employment Agreement, dated October 13, 2020, by and between the Company and Cindy Hanford (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed on October 14, 2020).*
10.28	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2020).
10.29
Amended and Restated Registration Rights Agreement, dated October 13, 2020, by and among Insurance Acquisition Sponsor, LLC, Dioptra Advisors, LLC, Cantor Fitzgerald & Co. and certain initial stockholders of IAC identified on the signature pages thereto (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed on October 14, 2020).

10.30
Form of Executive RSU Agreement under the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2021).*

10.31
Amendment Number 5 to Loan and Security Agreement, dated September 29, 2020, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on March 19, 2021).

10.32
Amendment Number 6 to Loan and Security Agreement, dated December 21, 2020, by and among U.S. Bank National Association, Shift Technologies, Inc., and Shift Operations LLC (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 19, 2021).

10.33	Employment Agreement, dated October 13, 2020, by and between the Company and Karan Gupta (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*
10.34
Form of Executive RSU Agreement under the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2021).

10.35	Employment Agreement, dated as of March 15, 2021, between the Company and Oded Shein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2021).*
10.36	Amendment No. 1 to the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2021).
10.37
RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*

10.38
RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*

10.39
Amendment No. 1 dated as of April 5, 2021 to RSU Award Agreement dated as of February 2, 2021 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2021).*

10.40
Amendment No. 1 dated as of April 5, 2021 to RSU Award Agreement dated as of February 2, 2021 by and between Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021).*

10.41
Registration Rights Agreement, dated as of May 27, 2021, by and among Shift Technologies, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on June 1, 2021)

10.42
Employment Agreement, dated as of September 27, 2021, by and among Shift Technologies, Inc. and Jeff Clementz (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on September 30, 2021) *

10.43
Transition and Separation Agreement, dated as of November 4, 2021, by and among Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 12, 2021)*

10.44	Inventory Financing and Security Agreement, dated as of December 9, 2021, by and among Shift Technologies, Inc., Shift Operations LLC, Ally Bank and Ally Financial Inc. (filed herewith)[1]
10.45	Severance Plan, dated as of January 6, 2022, by and among Shift Technologies, Inc. and Key Management Employees (filed herewith)
10.46	Retention Bonus Agreement, dated as of January 10, 2022, by and among Shift Technologies, Inc. and Sean Foy (filed herewith)*
10.47	First Amendment to the Employment Agreement, dated as of January 27, 2022, by and among Shift Platform, Inc. and Oded Shein (filed herewith)*
10.48	First Amendment to the Employment Agreement, dated as of February 24, 2022, by and among Shift Technologies, Inc., Shift Platform, Inc. and George Arison (filed herewith)*
10.49	First Amendment to the Employment Agreement, dated as of February 24, 2022, by and among Shift Platform, Inc. and Jeff Clementz (filed herewith)*
10.50
Asset Purchase Agreement, dated as of March [14], 2022, by and among Shift Technologies, Inc., Fair Financial Corp., Fair IP, LLC, and, solely for purposes of Article IV, Article IX and Article X thereof, Cayman Project 2 Limited (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 15, 2022).

10.51
Commitment Letter, dated March 14, 2022, by and between Shift Technologies, Inc. and SoftBank Group Corp (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 15, 2022).

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).
16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission dated November 16, 2020 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 16, 2020).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Deloitte & Touche LLP, independent public accounting firm of Shift (filed herewith).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIFT TECHNOLOGIES, INC.
/s/ Oded Shein
Oded Shein
Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

/s/ George Arison	Chief Executive Officer and	March 16, 2022
George Arison	Chairman of the board of directors and Chief Executive Officer
/s/ Oded Shein	Chief Financial Officer	March 16, 2022
Oded Shein	(Principal Financial Officer and Principal Accounting Officer)
/s/ Toby Russell	Director	March 16, 2022
Toby Russell
/s/ Victoria McInnis	Director	March 16, 2022
Victoria McInnis
/s/ Kellyn Smith Kenny	Director	March 16, 2022
Kellyn Smith Kenny
/s/ Jason Krikorian	Director	March 16, 2022
Jason Krikorian
/s/ Emily Melton	Director	March 16, 2022
Emily Melton
/s/ Adam Nash	Director	March 16, 2022
Adam Nash
/s/ Manish Patel	Director	March 16, 2022
Manish Patel