Form 10-K/A
period 2021-12-31
SHIFT TECHNOLOGIES, INC.
filed 2022-04-25
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

(Amendment No. 1)

______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-38839

______________________________

Shift Technologies, Inc.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	82-5325852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Division Street, Suite 400, San Francisco, California 94103-4893
(Address of principal executive offices)

Registrant’s telephone number, including area code: (855) 575-6739

______________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SFT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

______________________________

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $555,669,449.

As of March 31, 2022 the registrant had 82,796,131 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Shift Technologies, Inc. (the “Company,” “Shift,” “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report.

i

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

Some factors that could cause actual results to differ include, but are not limited to:

•        general business and economic conditions and risks related to the larger automotive ecosystem;

•        competition, and the ability of the Company to grow and manage growth profitably;

•        our history of losses and ability to achieve or maintain profitability in the future;

•        our ability to sustain our current rate of growth;

•        our ability to establish our software as a platform to be used by automotive dealers;

•        risks relating to our inspection, reconditioning and storage hubs;

•        impacts of COVID-19 and other pandemics;

•        our reliance on third-party carriers for transportation:

•        our current geographic concentration where we provide reconditioning services and store inventory;

•        cyber-attacks or other privacy or data security incidents;

•        the impact of copycat websites;

•        failure to adequately protect our intellectual property, technology and confidential information;

•        our reliance on third-party service providers to provide financing;

•        the impact of federal and state laws related to financial services on our third-party service providers;

•        the impact of federal, state and local laws on our ability to obtain and maintain necessary dealer and financing licenses in the states in which we do business;

•        our ability to timely secure and maintain cost effective real estate locations in connection with the expansion of our business;

•        risks that impact the quality of our customer experience, our reputation, or our brand;

•        changes and ambiguity in the prices of new and used vehicles;

•        our ability to correctly appraise and price vehicles;

•        access to desirable vehicle inventory;

•        our ability to expeditiously sell inventory;

•        our ability to expand product offerings;

•        changes in applicable laws and regulations and our ability to comply with applicable laws and regulations;

•        access to additional debt and equity capital;

•        changes in technology and consumer acceptance of such changes;

•        our reliance on internet search engines, vehicle listing sites and social networking sites to help drive traffic to our website;

•        any restrictions on the sending of emails or messages or an inability to timely deliver such communications;

•        seasonal and other fluctuations in our quarterly results of operations;

•        competition in the markets in which we operate;

•        changes in the auto industry and conditions affecting automotive manufacturers;

•        natural disasters, adverse weather events and other catastrophic events;

•        our dependence on key personnel;

•        our ability to rapidly hire and retain qualified personnel necessary to grow our business as anticipated;

•        increases in labor costs;

•        our reliance on third-party technology and information systems;

•        our use of open-source software;

•        claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers;

•        significant disruptions in service on our platform;

•        impairment charges;

•        changes in interest rates;

•        volatility in the price of our common stock;

•        issuances of our common stock and future sales of our common stock;

•        our ability to establish and maintain effective internal control over financial reporting; and

•        other economic, business and/or competitive factors, risks and uncertainties, including those described in “Item 1A. Risk Factors.”

We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

Part III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our business and affairs are managed under the direction of our Board of Directors, which is composed of eight directors. Our Second Amended and Restated Certificate of Incorporation (our “Certificate”) provides that the authorized number of directors may be changed only by resolution of our Board of Directors. Our Certificate also provides that our Board of Directors will be divided into three classes of directors, with the classes as nearly equal in number as possible. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. The current term of our Class II directors will expire at the 2022 annual meeting of stockholders; the current term of our Class III directors will expire at the 2023 annual meeting of stockholders; and the current term of our Class I directors will expire at the 2024 annual meeting of stockholders.

The following table sets forth the director class, name, age as of December 31, 2021, and other information for each member of our Board:

Name	Class	Age	Principal Occupation and Other Information
Victoria McInnis	I	60

Ms. McInnis has served as a director of the Company since October 2020. Prior to joining the Board of Directors, Ms. McInnis served as an independent board member and audit committee chair for VectoIQ Acquisition Company, a special purpose acquisition company, from May 2018 to June 2020. VectoIQ Acquisition Company merged with Nikola Corporation in June 2020. Prior to joining VectoIQ Acquisition Company, Ms. McInnis held various positions with General Motors Corporation prior to her retirement in August 2017, including Vice President, Tax and Audit March 2015 to August 2017, Chief Tax Officer from 2009 to March 2015 and, prior to that, Executive Director, Tax Counsel, General Tax Director, Europe, Director of Federal Tax Audits, and Senior Tax Counsel, GM Canada.

We believe that Ms. McInnis is well qualified to serve as a director based on her extensive experience in the automotive industry and her financial expertise.

Kellyn Smith Kenny	I	44

Ms. Smith Kenny has served as a director of the Company since October 2020. She has been recognized by Fortune, Adweek, Brand Innovators, and HotTopics for marketing innovation, effectiveness, and leadership, where she is featured as a Top 100 Most Innovative CMO in the World, Top 50 CMO, Top 20 Most Tech Savvy CMO, Top 100 Women in Brand Marketing, and Working Mother of the Year. She is the Chief Marketing & Growth Officer at AT&T Communications, where she is responsible for accelerating customer acquisition, increasing customer lifetime value, and delivering a customer value proposition that strengthens AT&T’s premium position. Prior to AT&T, Kellyn served as the global Chief Marketing Officer at Hilton Worldwide, and held senior positions at Uber, Capital One and Microsoft. She holds a Bachelor of Arts in Economics from Colgate University and a Master of Business Administration from Northwestern University.

We believe that Ms. Smith Kenny is well qualified to serve as a director based on her intimate knowledge of how to build and maintain a strong brand and her extensive experience in senior management positions at public companies.

Name	Class	Age	Principal Occupation and Other Information
Jason Krikorian	II	50

Mr. Krikorian has served as a director of the Company since October 2020 and as a director of Shift Platform, Inc. since September 2018. He has served as a General Partner for DCM, an international venture capital firm, since July 2010. He also currently serves as a board member for PLAYSTUDIOS, Augmedix, Caavo, Matterport, FloSports, Siren, SigFig, and UJET. Previously, Mr. Krikorian was a co-founder and Executive Vice President of Business Development at Sling Media, Inc., the creator of the Slingbox, from June 2004 to January 2009, and has held numerous other board positions. Mr. Krikorian holds a Bachelor of Arts in Psychology from the University of California, Berkeley and both a Master of Business Administration and Juris Doctorate from the University of Virginia.

We believe that Mr. Krikorian is well qualified to serve as a director based on his intimate knowledge of the Company and industry from serving as a director of Shift Platform, Inc. and his extensive experience with early stage companies, both as a director and in management, and as a general partner in a venture capital firm.

Emily Melton	II	45

Ms. Melton has served as a director of the Company since October 2020 and as a director of Shift Platform, Inc. since 2014. She currently is the Managing Partner of Threshold Ventures, an early-stage venture capital firm that she founded, since January 2014. She also serves on the board of directors for OODA Health, BetterUp, Wellframe, Verge Genomics, Vineti, and Imagen Technologies and served on the board of directors for Livongo Health from 2015 to 2017. Previously, Ms. Melton has served as an investor and advisor to companies, and served in various roles at Draper Fisher Jurveston, a venture capital firm focused on investments in enterprise, consumer and disruptive technologies, from 2000 to 2009. Ms. Melton holds a Bachelor of Arts in Political Science and Philosophy, and a Master of Business Administration, from Stanford University.

We believe that Ms. Melton is well qualified to serve as a director based on her intimate knowledge of the Company and industry from her long history as a director of Shift Platform, Inc. and her extensive experience as a director of early stage companies and as the founder of a venture capital firm.

Adam Nash	II	47

Mr. Nash has served as a director of the Company since October 2020 and as a director of Shift Platform, Inc. since May 2020. Mr. Nash is the President & CEO of Silverback Ventures, Inc. and has served on the board of directors of Acorns, a financial technology & services company that specializes in micro-investing, since February 2017 and is an adjunct lecturer in Computer Science at Stanford University, a position he has held since September 2017. Previously, he served as the Vice President of Product & Growth at Dropbox, a leading provider of cloud-based storage and collaboration applications, from 2018 to 2020. Prior to joining Dropbox, Mr. Nash was the President and Chief Executive Officer of Wealthfront, Inc. (“Wealthfront”) from 2014 to 2016. Before Wealthfront, he held roles as an Executive in Residence at Greylock Partners and Vice President of Product at LinkedIn. In addition, Mr. Nash has held strategic and technical roles at eBay, Atlas Venture, Preview Systems, and Apple. Mr. Nash holds both Bachelor of Science and Master of Science degrees in Computer Science from Stanford University, and a Master of Business Administration from Harvard University.

Name	Class	Age	Principal Occupation and Other Information

We believe that Mr. Nash is qualified to serve as a director based upon his service as a director of Shift Platform, Inc., his extensive experience with early stage companies as an angel investor and advisor, his knowledge of ecommerce and the innovation economy in California, and his knowledge of the business communities in Shift’s principal markets.

George Arison	III	44

Mr. Arison is our Chief Executive Officer and Chairman and has served as a director of the Company since October 2020. Mr. Arison incorporated Shift Platform, Inc. in December 2013 and has served as a director and Chief Executive Officer since inception. Prior to co-founding Shift Platform, Inc., he served in various positions at Google from 2010 to 2013, most recently as a product manager. From 2007 to 2010, he co-founded Taxi Magic (now known as Curb) with Mr. Russell. From 2005 to 2007 he worked for Boston Consulting Group. Mr. Arison has been an investor in numerous startups, including Shipper, Carrot, Eden, Fathom, AutoLeap, Pulsar AI (acquired by Impel), Zero (acquired by Avant), TravelBank (acquired by US Bank), Fyusion (acquired by Cox Automotive) and Omni (acquired by Coinbase). He is a co-founder and member of the board of directors of Belong Acquisition Corp., a blank check company. Prior to his business career, Mr. Arison was a policy analyst and ran a political campaign in Georgia, the country of his birth, about which he wrote Democracy and Autocracy in Eurasia: Georgia in Transition.

Mr. Arison holds a bachelor’s degree from Middlebury College.

We believe that Mr. Arison is qualified to serve as a director due to his position as Chief Executive Officer of the Company and due to his extensive experience in numerous startups.

Toby Russell	III	44

Mr. Russell has served as a director of the Company since October 2020 and served as Co-Chief Executive Officer from October 2020 through January 2022 and President from October 2020 through September 2021. Mr. Russell is a co-founder and director of Shift Platform, Inc. and was employed by Shift Platform, Inc. from November 2015 through January 2022, most recently serving as its Co-Chief Executive Officer. Prior to joining Shift Platform, Inc., he was Managing Vice President at Capital One from 2011 to 2015 where he led the digital transformation of the bank, including creating a completely new mobile and desktop customer experience for customers. In 2007, he co-founded Taxi Magic (now known as Curb) with Mr. Arison, which invented the use of native mobile applications for on-demand services, in its case transportation. In addition to his work in the private sector, Mr. Russell has spent time in public service, leading a $12 billion renewable energy and efficiency investment program for the U.S. Department of Energy. After finishing his Doctorate at Oxford University, he worked as a project leader at the Boston Consulting Group. Mr. Russell holds a bachelor’s degree from Middlebury College.

We believe that Mr. Russell is qualified to serve as a director due to his experience as a former Co-Chief Executive Officer and President and co-founder of the Company.

Name	Class	Age	Principal Occupation and Other Information
Manish Patel	III	41

Mr. Patel has served as a director of the Company since October 2020 and as a director of Shift Platform, Inc. since 2014. He currently is a Managing General Partner at Nava Ventures. He was formerly a General Partner for Highland Capital Partners, serving in the position from 2010 to 2021. In addition, Mr. Patel has served as a Teaching Faculty at Stanford University since 2015 and an Artificial Intelligence and Machine Learning Fellow at the University of Toronto since 2018. Previously, Mr. Patel has served as an Advisory Board Member for the MIT/Stanford Venture Lab from 2015 to 2017 and held positions in Product Management at Google from 2004 to 2010. Mr. Patel has also assisted a number of private companies with compensation in the capacity of a board member or investor, including Scopely, Muxgram, Bromium, Thumbsup Labs, SmartThings, and Fleksy. Mr. Patel holds a Bachelor of Art in Economics and Bachelor of Science in Engineering from Stanford University.

We believe that Mr. Patel is well qualified to serve as a director based on his intimate knowledge of the Company and industry from his long history as a director of Shift Platform, Inc. and his extensive experience in the venture capital industry.

Executive Officers

Set forth below is certain information regarding the Company’s executive officers as of December 31, 2021:

Name	Age	Position
George Arison	44	Co-Chief Executive Officer(1)
Toby Russell	44	Co-Chief Executive Officer(2)
Oded Shein	60	Chief Financial Officer
Sean Foy	54	Chief Operating Officer
Jeff Clementz	47	President
Karan Gupta	42	Chief Technology Officer
Ryan Lawrence	41	General Counsel and Corporate Secretary

____________

(1)      Upon Mr. Russell’s voluntary transition effective February 1, 2022, Mr. Arison became the Company’s sole Chief Executive Officer.

(2)      Mr. Russell voluntarily transitioned from his position as Co-Chief Executive Officer effective February 1, 2022.

George Arison.    For a brief biography of Mr. Arison, please see above under “— Directors.”

Toby Russell.    For a brief biography of Mr. Russell, please see above under “— Directors.”

Oded Shein has served as the Chief Financial Officer of Shift since March 2021. Prior to joining Shift, Mr. Shein served as Chief Financial Officer of The Fresh Market, Inc. beginning in August 2018. Prior to that, he served as Executive Vice President and Chief Financial Officer of Stage Stores from January 2011 to August 2018. From July 2004 until January 2011, Mr. Shein served in various financial positions at Belk, Inc., including as its Vice President, Finance and Treasurer. Prior to joining Belk, Inc., Mr. Shein served as the Vice President, Treasurer of Charming Shoppes, Inc. Mr. Shein serves on the board of directors of Conn’s, Inc. Mr. Shein holds a Bachelor of Business Administration in Information Systems from Baruch College and a Master of Business Administration in Finance from Columbia University.

Sean Foy has served as our Chief Operating Officer since October 2020 and as Chief Operating Officer of Shift Platform, Inc. since November 2018. Prior to joining Shift, Mr. Foy served as Head of Logistics, Supply Chain and Fulfillment Operations for Enjoy Technology, Inc., an operator of mobile retail stores across the U.S., U.K. and Canada from February 2017 until July 2017 and then as Head of Operations through November 2018. He previously served as Director of Operations for Kindle, Fire, Echo and Amazon Devices at Amazon Lab126 from 2014 to 2017.

Prior to joining Amazon Lab126, he served in positions of increasing responsibility for Kobo Europe, Amazon, Grafton Group plc, Ascott Management Solutions, Primafruit Ltd, Sears and Allied Distillers. He holds a master’s degree in Global Management from the University of Salford.

Jeff Clementz has served as the President of Shift since October 2021. Prior to joining Shift, Mr. Clementz served in various management positions at Walmart from October 2015 to September 2021, most recently serving as its Senior Vice President and General Manager of Marketplace and Partner Operations. Prior to that, he served in various management positions at PayPal from May 2003 to October 2015, including as its Vice President and Managing Director of Australia and New Zealand. Mr. Clementz also previously served in various positions with Vendio Services and Intel. Mr. Clementz holds a Master of Business Administration from the University of California, Berkeley and a Bachelor of Arts in Business Administration from the University of Washington.

Karan Gupta has served as our Chief Technology Officer since July 2021. He served as our Senior Vice President of Engineering from October 2020 to April 2021. He held the role of Executive Vice President of Engineering from May 2021 to June 2021. In addition, Mr. Gupta has served as the Senior Vice President of Engineering of Shift Platform, Inc. since March 2020. Prior to joining Shift, Mr. Gupta served as Senior Director of Engineering at The RealReal, Inc., an online and brick-and-mortar marketplace for authenticated luxury consignment, from 2017 – 2020. Prior to The RealReal, Inc., Mr. Gupta served as Senior Director of Engineering at Prysm Inc. from 2016 – 2017 and as Chief Executive Officer of Mammoth Works Inc. from 2013 – 2016. Mr. Gupta has a Master of Science in Computer Science from Texas Tech University and a Bachelor’s of Computer Engineering from Maharshi Dayanand University.

Ryan Lawrence has served as our General Counsel and Corporate Secretary since November 2021. In addition, Mr. Lawrence has served as the General Counsel and Corporate Secretary of Shift Platform, Inc. since November 2021. Prior to joining Shift, Mr. Lawrence was Deputy General Counsel, Corporate at Cushman & Wakefield from August 2019 to October 2021, Assistant General Counsel/Senior Counsel at Royal Caribbean from August 2017 to August 2019, and a Partner in the Corporate and Securities Group at Mayer Brown LLP from August 2016 to August 2017. Mr. Lawrence was also Chief Legal Officer at Textura Corporation from 2013 to 2016, where he led the legal effort in its 2013 IPO and sale to Oracle in 2016. Earlier in his career, Mr. Lawrence was an Associate in the Corporate and Securities Group at Mayer Brown LLP from 2006 to 2012. Mr. Lawrence earned his J.D. from University of Illinois Chicago School of Law and his B.S. from University of Illinois at Urbana-Champaign.

Delinquent Section 16(a) Reports

During the fiscal year ended December 31, 2021, one Form 4 was filed late by or on behalf of Emily Melton, one Form 4 was filed late by or on behalf of Adam Nash, and one Form 4 was filed late by or on behalf of Oded Shein. An equity grant to Ms. Melton was not reported within two business days of June 8, 2021, and the Form 4 filed on July 28, 2021 on behalf of Ms. Melton corrected the error by reporting the equity grant. An equity grant to Mr. Nash was not reported within two business days of June 8, 2021, and the Form 4 filed on July 28, 2021 on behalf of Mr. Nash corrected the error by reporting the equity grant. An equity grant to Mr. Shein was not reported within two business days of May 5, 2021, and the Form 4 filed on December 6, 2021 on behalf of Mr. Shein corrected the error by reporting the equity grant. In each case, the delinquency was due to an administrative oversight.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our employees, officers, and directors, and those of our subsidiaries and affiliates, a copy of which is available on the Company’s website at www.shift.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officers, principal financial officer and principal accounting officer by posting the required information on the Company’s website at www.shift.com. The information found on the website is not part of this Amendment.

Board Committees

Each of our two standing committees of our Board of Directors has the composition and responsibilities described below. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues. Each of the Audit Committee and Leadership Development, Compensation and Governance Committee operates under a written charter, which can be found at our website at www.investors.shift.com/corporate-governance/governance-documents. Any stockholder also may request them in print, without charge, by contacting the Corporate Secretary of Shift Technologies Inc. at 290 Division Street, Suite 400, San Francisco, California 94103.

Director	Audit Committee	Leadership Development, Compensation and Governance Committee
George Arison	—	—
Toby Russell	—	—
Victoria McInnis	Chair	—
Kellyn Smith Kenny	—	X
Jason Krikorian	X	—
Emily Melton	—	X
Adam Nash	X	—
Manish Patel	—	Chair

Audit Committee Information

Shift has established an Audit Committee comprised of independent directors. The Audit Committee consists of Ms. McInnis and Messrs. Krikorian and Nash, with Ms. McInnis serving as its chairperson. Each of the members of the Audit Committee is independent under Nasdaq’s listing rules and under Rule 10A-3(b)(1) of the Exchange Act.

The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing rules. The Nasdaq listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Ms. McInnis satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee is responsible for overseeing the Company’s financial reporting process on behalf of our Board of Directors. The Audit Committee duties, as specified in more detail in its charter, include but are not limited to reviewing and discussing with management the Company’s audited and unaudited financial statements and any major issues regarding accounting principles and financial statement presentations, assessing the Company’s major financial risk exposures, selecting and managing the relationship with the Company’s independent auditors, and overseeing the Company’s internal accounting and quality-control procedures.

Leadership Development, Compensation and Governance Committee Information

Shift has established a Leadership Development, Compensation and Governance Committee comprised of independent directors. The Leadership Development, Compensation and Governance Committee consists of Mr. Patel and Mses. Smith Kenny and Melton, with Mr. Patel serving as its chairperson. Each of the members of the Leadership Development, Compensation and Governance Committee is independent under Nasdaq’s listing rules and each qualifies as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

The Leadership Development, Compensation and Governance Committee serves as the Company’s compensation committee and nomination committee. The committee’s duties, as specified in more detail in its charter, include but are not limited to reviewing, recommending and approving matters relating to the compensation of executive officers, overseeing the Company’s compensation and benefits programs and policies, developing the selection criteria for directors and recommending the nomination of directors, and reviewing committee structures, changes in directors’ qualifications, and other corporate governance matters. The Leadership Development, Compensation and Governance Committee consults with and acts upon the recommendation of the Chief Executive Officer with respect to compensation matters relating to the other officers of the Company.

The committee may delegate any of its responsibilities to one or more subcommittees as it may deem appropriate to the extent allowed by applicable law and the Nasdaq listing rules.

Item 11.     EXECUTIVE COMPENSATION

Overview

We provide our executives with an annual base salary as a fixed, stable form of compensation, and we grant our executives equity-based compensation to provide an additional incentive to grow our business and further link the interests of our executives with those of our stockholders. In addition, we provided certain cash incentive opportunities to our executives for fiscal year 2021 (as described below) to incentivize the executives to achieve specified financial and operating objectives we believed would help create long-term value for our stockholders. Certain executives also received retention bonuses in recognition of their value to the Company in meeting its financial and strategic business objectives. We have also entered into agreements with our executives that provide for severance benefits upon certain terminations of employment.

The Leadership Development, Compensation and Governance Committee reviews our executive officers’ overall compensation packages on an annual basis (or more frequently as it deems warranted) to help ensure we continue to attract and retain highly talented executives and provide appropriate incentives to continue to grow our company.

As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for the Company’s principal executive officers and the next two most highly compensated executive officers.

The tabular disclosure and discussion that follow describe our executive compensation program during the fiscal year ended December 31, 2021 with respect to our named executive officers as of December 31, 2021: George Arison, Co-Chief Executive Officer; Toby Russell, Co-Chief Executive Officer; Oded Shein, Chief Financial Officer; and Sean Foy, Chief Operating Officer (collectively, the “named executive officers” or “NEOs”). Effective February 1, 2022, Mr. Russell voluntarily transitioned from his position as Co-Chief Executive Officer and Mr. Arison became the Company’s sole Chief Executive Officer.

Summary Compensation Table — 2021

The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
George Arison	2021	490,000	—	21,146,274	(4)	—	1,470,000	—		23,106,274
Co-CEO	2020	297,400	1,825,000	—		—	—	—		2,122,400

Toby Russell	2021	490,000	—	21,146,274	(4)	—	1,470,000	—		23,106,274
Former CEO and President	2020	339,100	2,166,646	—		—	—	13,541	(5)	2,519,287

Oded Shein	2021	308,750	—	2,517,973		—	624,000	—		3,450,723
Chief Financial Officer

Sean Foy	2021	357,504	—	2,288,431		—	715,542	30,955	(6)	3,392,432
Chief Operating Officer	2020	325,000	445,584	—		—	—	40,767	(6)	811,351

____________

(1)      This column includes the following discretionary bonus amounts: (a) bonuses paid to the NEOs in fiscal year 2020 in connection with the Merger (Mr. Arison — $1,750,000; Mr. Russell — $1,592,955; and Mr. Foy — $239,584); and (b) bonuses awarded to the NEOs in respect of their services to the Company during fiscal year 2020 (Mr. Arison — $75,000; Mr. Russell — $75,000; and Mr. Foy — $206,000). In addition, the amount reported in this column for Mr. Russell also includes bonuses in the amount of $498,691 paid in fiscal year 2020 pursuant to the Russell Bonus Letter described below.

(2)      In accordance with SEC rules, these amounts represent the aggregate grant date fair value of the stock awards granted to the named executive officer during the applicable fiscal year computed in accordance with ASC 718. Shift’s equity awards valuation approach and related underlying assumptions for awards granted in 2020 and 2021 are described in the Original Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-Based Compensation Expense” and Note 2 “Summary of Significant Accounting Policies — Stock-Based Compensation Expense” and Note 9 “Stock-Based Compensation Plans” to the Consolidated Financial Statements. The reported amounts do not necessarily reflect the value that may be realized by the executive with respect to the awards, which will depend on future changes in stock value and may be more or less than the amount shown.

(3)      Each of our NEOs was eligible to earn a performance-based annual bonus for 2021, as described in more detail below under “— Material Compensatory Agreements — 2021 Annual Bonuses.” The amounts the NEOs earned, as reflected in the table above, were paid in cash.

Name	2021 Target Bonus	2021 Stretch Bonus	2021 Earned Bonus
George Arison	$980,000	$1,470,000	$1,470,000
Toby Russell	$980,000	$1,470,000	$1,470,000
Oded Shein	$312,000	$624,000	$624,000
Sean Foy	$357,771	$715,542	$715,542

          Amounts reflected above for Mr. Shein were pro-rated for the number of days he was employed by the Company in 2021.

(4)      Awards were granted pursuant to the executive’s employment agreement as incentive compensation for the period beginning October 2020 to October 2024. For more information, please see below under “— Material Compensatory Agreements.”

(5)      In 2020, Mr. Russell received the following benefits: $4,541 for travel expenses; and $9,000 for accommodations.

(6)      Mr. Foy received $40,767 and $30,955 for accommodations expenses in 2020 and 2021, respectively.

Material Compensatory Agreements

Arison Employment Agreement

Mr. Arison serves as the Company’s Chief Executive Officer pursuant to that certain Employment Agreement dated as of October 13, 2020 (as amended by that certain First Amendment to the Employment Agreement dated as of February 24, 2022, the “Arison Employment Agreement”). The Arison Employment Agreement does not have a specified term and is subject to termination by either party at any time.

The Arison Employment Agreement provides for a base salary of $490,000 per year through 2021 and a base salary of $590,000 commencing in 2022, which thereafter is subject to review and may be increased (but not decreased) by the Leadership Development, Compensation and Governance Committee. Pursuant to the agreement, Mr. Arison received an annual bonus of $75,000 for continued employment through the end of 2020. Beginning with 2021, Mr. Arison is eligible for an annual incentive bonus with a target set at no less than 200% of his annual base salary, subject to achievement of performance goals to be established by the Leadership Development, Compensation and Governance Committee in consultation with Mr. Arison. The agreement provides that for 2021, Mr. Arison was eligible to earn (i) a bonus equaling 200% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on the 2021 budget as approved by the Board of Directors, and (ii) an additional 100% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on stretch goals when compared to the Company’s 2021 budget as approved by the Board of Directors. The Arison Employment Agreement also provides that Mr. Arison is eligible to receive a bonus of $1,750,000 in connection with the Merger, which amount was paid in full on October 31, 2020. The Arison Employment Agreement also provides that Mr. Arison is eligible to participate in certain benefit plans made available to the Company’s executives, and that Mr. Arison is entitled to paid time off (vacation, holiday, and sick leave) in accordance with the Company’s policies; provided, however, that Mr. Arison may take five weeks of paid time off annually. All equity awards granted to Mr. Arison under the Shift 2014 Stock Incentive Plan that were outstanding and unvested as of October 13, 2020 became fully vested on March 31, 2021.

Pursuant to the Arison Employment Agreement, on February 2, 2021, the Company granted Mr. Arison 2,283,204 restricted stock units that vest based on the passage of time (“Time RSUs”) and 761,068 restricted stock units that vest upon the achievement of specified performance metrics (“Performance RSUs”). On April 5, 2021, (i) the Company and Mr. Arison entered into an amendment to the foregoing grant, whereby 1,044,272 Time RSUs were rescinded and cancelled, and (ii) the Company newly granted Mr. Arison 1,044,272 Time RSUs. 1,238,932 of Mr. Arison’s Time RSUs vest quarterly from January 12, 2021 through July 31, 2022 and 1,044,272 of Mr. Arison’s Time RSUs vest quarterly from July 12, 2022 through October 12, 2023, in each case, subject to Mr. Arison’s continued employment through each applicable vesting date. Mr. Arison’s 761,068 Performance RSUs vest quarterly over the two-year period commencing on October 13, 2022, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and Mr. Arison’s continued employment through each applicable vesting date.

If Mr. Arison is terminated without cause or resigns for good reason (as such terms are defined in the Arison Employment Agreement), he will be entitled to receive as severance: (i) continued payment of his base salary for 18 months (at the rate in effect for the year in which his termination occurs) and (ii) a prorated annual bonus for the year in which his termination occurs (determined based on actual performance against the Company goals established for the year and with any personal goals to be considered to be fulfilled on a prorated basis). In addition, Mr. Arison will be entitled to continued health insurance coverage if he timely elects continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for up to 18 months on substantially the same terms as provided to the Company’s other senior executives, provided he pays an amount equal to the amount active employees pay for such coverage as of the date of his termination. Mr. Arison’s right to receive these severance benefits is conditioned upon his timely execution of a release of claims in favor of the Company and continued compliance with the confidentiality, non-solicitation and other restrictive covenants contained in the Arison Employment Agreement.

The Arison Employment Agreement also provides that if a change of control of the Company occurs, any payments or benefits provided to Mr. Arison that constitute “parachute payments” within the meaning of Internal Revenue Code Section 280G will either be paid in full (and subject to applicable excise tax) or reduced to the extent necessary so that no portion of such payments will be subject to the excise tax, whichever results in the greatest economic benefit to Mr. Arison on an after-tax basis.

Russell Employment Agreement

Mr. Russell served as the Company’s Co-Chief Executive Officer and President pursuant to that certain Employment Agreement dated as of October 13, 2020 (as amended by that certain First Amendment to the Employment Agreement dated as of August 17, 2021, the “Russell Employment Agreement”). Mr. Russell voluntarily transitioned from his position as Co-Chief Executive Officer, effective February 1, 2022, pursuant to that certain Transition and Separation Agreement dated as of November 4, 2021 (the “Russell Transition Agreement”), which is discussed below.

The Russell Employment Agreement provided for a base salary of $490,000 per year through 2021 and a base salary of $590,000 commencing in 2022. Pursuant to the agreement, Mr. Russell received an annual bonus of $75,000 for continued employment through the end of 2020. Beginning with 2021, Mr. Russell was eligible for an annual incentive bonus with a target set at no less than 200% of his annual base salary, subject to achievement of performance goals to be established by the Leadership Development, Compensation and Governance Committee in consultation with Mr. Russell. The agreement provided that for 2021, Mr. Russell was eligible to earn (i) a bonus equaling 200% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on the 2021 budget as approved by the Board of Directors, and (ii) an additional 100% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on stretch goals when compared to the Company’s 2021 budget as approved by the Board of Directors. The Russell Employment Agreement also provided for him to receive a bonus of $1,592,955 in connection with the Merger, which amount was paid in full on October 31, 2020. The bonus amount was reduced from $1,750,000 to $1,592,955 and Mr. Russell instead received a bonus in October 2020 (as described under “Russell Bonus Letter” below) to assist him with satisfying certain partial recourse promissory notes executed by Mr. Russell in favor of the Company. The Russell Employment Agreement also provided that Mr. Russell was eligible to participate in certain benefit plans made available to the Company’s executives, and that Mr. Russell was entitled to paid time off (vacation, holiday, and sick leave), in accordance with the Company’s policies; provided, however, that Mr. Russell was permitted to take five weeks of paid time off annually. All equity awards granted to Mr. Russell under the Shift 2014 Stock Incentive Plan that were outstanding and unvested as of October 13, 2020 became fully vested on March 31, 2021.

Pursuant to the Russell Employment Agreement, on February 2, 2021 the Company granted Mr. Russell 2,283,204 Time RSUs and 761,068 Performance RSUs. On April 5, 2021, (i) the Company and Mr. Russell entered into an amendment to the foregoing grant, whereby 1,044,272 Time RSUs were rescinded and cancelled, and (ii) the Company newly granted Mr. Russell 1,044,272 Time RSUs. 1,238,932 of Mr. Russell’s Time RSUs vest quarterly from January 12, 2021 through July 31, 2022 and 1,044,272 of Mr. Russell’s Time RSUs vest quarterly from July 12, 2022 through October 12, 2023, in each case subject to Mr. Russell’s continued employment. Mr. Russell’s 761,068 Performance RSUs vest quarterly over the two-year period commencing on October 13, 2022, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and Mr. Russell’s continued employment through each applicable vesting date. Following Mr. Russell’s voluntary separation from the Company, certain of his outstanding and unvested equity awards vested pursuant to the terms of the Russell Transition Agreement, as described below. The remainder of his unvested restricted stock units were forfeited in accordance with the terms of the applicable award agreement.

The Russell Employment Agreement also provided that if a change of control of the Company occurred, any payments or benefits provided to Mr. Russell that constituted “parachute payments” within the meaning of Internal Revenue Code Section 280G would either be paid in full (and subject to applicable excise tax) or reduced to the extent necessary so that no portion of such payments would be subject to the excise tax, whichever resulted in the greatest economic benefit to Mr. Russell on an after-tax basis.

Russell Bonus Letter

On October 7, 2020, Shift Platform, Inc. and Mr. Russell entered into a letter agreement that provided for Mr. Russell to receive the following bonus payments in connection with the closing of the Merger: (i) a $150,000 discretionary bonus as contemplated by his original offer letter from Shift Platform, Inc. in 2015, (ii) a $63,750 discretionary bonus for 2019, and (iii) a $347,248 discretionary bonus to assist Mr. Russell in satisfying certain partial recourse promissory notes executed by him in favor of Shift Platform, Inc. (See Related Party Transactions — Loans to Employees). On October 9, 2020, these bonuses were paid to Mr. Russell, less applicable withholding and amounts owed under the promissory notes, and Mr. Russell paid the remaining amounts due under the promissory notes. With these payments, the promissory notes were fully paid off.

Russell Transition Agreement

Mr. Russell entered into the Russell Transition Agreement in connection with his voluntary transition from the Company as its Co-Chief Executive Officer, effective February 1, 2022. After his transition from employment on February 1, 2022, Mr. Russell has continued to serve as a non-employee director of the Company (and is expected to do so until the completion of his current term in 2023) and is also serving in an advisory capacity to the senior management of the Company until May 1, 2022 to assist with the orderly transition of his duties and responsibilities.

Pursuant to the Russell Transition Agreement, Mr. Russell is entitled to receive a cash payment equal to $590,000 (i.e., his 2022 base salary), payable in equal installments on the Company’s regular payroll cycles for 12 months. In addition, Mr. Russell is entitled to a cash payment equal to his annual bonus for 2022, prorated for the number of days he was employed by the Company in 2022 and determined based on actual performance (with any personal goals considered to be fulfilled), and payable at such time that annual bonuses are otherwise generally paid to employees of the Company. The Russell Transition Agreement also provides that Mr. Russell will receive payment of COBRA premiums for 12 months following February 1, 2022, less amounts equal to the amount active employees pay for such coverage during such time period, and subject to reduction or elimination if Mr. Russell becomes entitled to duplicative benefits through other employment. The Russell Transition Agreement further provides that Mr. Russell’s outstanding and unvested equity awards as of February 1, 2022 shall continue to vest for 3 months following such date, if any such awards would be eligible to vest by May 1, 2022. Following his transition from employment with the Company, Mr. Russell remains subject to certain restrictive covenants from the Russell Employment Agreement, which covenants were incorporated into the Russell Separation Agreement and remain in full force and effect.

Shein Employment Agreement

Mr. Shein serves as the Company’s Chief Financial Officer pursuant to that certain Employment Agreement dated as of March 15, 2021 (as amended by that certain First Amendment to the Employment Agreement dated as of January 27, 2022, the “Shein Employment Agreement”). The Shein Employment Agreement does not have a specified term and is subject to termination by either party at any time.

The Shein Employment Agreement provides for a base salary of $390,000 per year, which is subject to review and may be increased (but not decreased) by the Leadership Development, Compensation and Governance Committee. For 2021, Mr. Shein was eligible to receive (i) 100% of his annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee for senior executives based on the 2021 budget as approved by the Board of Directors, and (ii) an additional 100% of his annual salary if the Company met the performance goals for 2021 established by the Leadership Development, Compensation and Governance Committee, based on stretch goals when compared to the Company’s 2021 annual budget as approved by the Board of Directors, pro-rated for the number of days Mr. Shein worked for the Company in 2021. Beginning in 2022, Mr. Shein is eligible for an annual incentive bonus with a target set at no less than 100% of his annual base salary, subject to achievement of performance goals to be established by the Leadership Development, Compensation and Governance Committee in consultation with Mr. Arison. The Shein Employment Agreement also provides that Mr. Shein is eligible to participate in certain benefit plans made available to the Company’s executives, and that Mr. Shein is entitled to paid time off (vacation, holiday, and sick leave) in accordance with the Company’s policies.

Pursuant to the Shein Employment Agreement, on March 5, 2021, the Company granted Mr. Shein 204,983 Time RSUs and 68,328 Performance RSUs. 25% of the Time RSUs will vest on March 15, 2022, and the remaining Time RSUs will vest quarterly in equal installments thereafter, in each case subject to Mr. Shein’s continued employment through the applicable vesting date. The Performance RSUs vest quarterly over the 2-year period commencing on March 14, 2023, subject to achievement of specified performance targets for the applicable performance year and Mr. Shein’s continued employment through each applicable vesting date.

If Mr. Shein is terminated without cause or resigns for good reason (as such terms are defined in the Shein Employment Agreement), he will be entitled to receive as severance: (i) continued payment of his base salary for 6 months (at the rate in effect for the year in which his termination occurs) and (ii) a prorated annual bonus for the year in which his termination occurs (determined based on actual performance against the Company goals established for the year and with any personal goals to be considered to be fulfilled on a prorated basis). In addition, Mr. Shein will be entitled to continued health insurance coverage if he timely elects continuation coverage under COBRA for up to 12 months on substantially the same terms as provided to the Company’s other senior executives, provided he pays an amount equal to the amount active employees pay for such coverage as of the date of his termination. Mr. Shein’s right to receive these severance benefits is conditioned upon his timely execution of a release of claims in favor of the Company and continued compliance with the confidentiality, non-solicitation and other restrictive covenants contained in the Shein Employment Agreement.

The Shein Employment Agreement also provides that if a change of control of the Company occurs, any payments or benefits provided to Mr. Shein that constitute “parachute payments” within the meaning of Internal Revenue Code Section 280G will either be paid in full (and subject to applicable excise tax) or reduced to the extent necessary so that no portion of such payments will be subject to the excise tax, whichever results in the greatest economic benefit to Mr. Shein on an after-tax basis.

Shein Award Agreement

On December 2, 2021, the Company granted Mr. Shein (i) 93,750 Time RSUs, 25% of which will vest on March 15, 2023, and the remaining of which will vest quarterly in equal installments thereafter, in each case subject to Mr. Shein’s continued employment through the applicable vesting date, and (ii) 31,250 Performance RSUs, which will vest quarterly over the 2-year period commencing on March 14, 2024 subject to achievement of specified performance targets for the applicable performance year and Mr. Shein’s continued employment through each applicable vesting date. The foregoing grant was made in connection with Leadership Development, Compensation and Governance Committee’s determination to increase Mr. Shein’s base salary to $420,000 beginning January 1, 2022.

Foy Offer Letter

On October 12, 2018, Shift Platform, Inc. entered into an offer letter with Mr. Foy, as amended on October 16, 2018 by side letter (the “Foy Offer Letter”) for the position of Chief Operating Officer. The Foy Offer Letter provides for a base salary of $325,000 per year. Mr. Foy is also eligible to earn a performance-based cash bonus of up to $250,000 (and no less than $100,000) in 2021 based on Shift Platform, Inc.’s achievement of performance targets in 2019 and 2020. In addition, Mr. Foy received an advance of $100,000 of his 2020 year-end bonus in the form of an unsecured promissory note dated January 14, 2019. In October 2020, Mr. Foy received a bonus as described under “Foy Bonus Letter” below to assist him with satisfying this note. In connection with his travel to San Francisco during the work week, Mr. Foy is entitled to $40,000 of travel accommodations per year. Mr. Foy is also eligible to participate in any benefit plans offered by the Company as in effect from time to time on the same basis as generally made available to other employees. The Foy Offer Letter does not include any severance or change in control benefits and provides that Mr. Foy’s employment may be terminated by either the Company or Mr. Foy upon 90 days written notice.

Foy Bonus Letter

On October 7, 2020, the Company and Mr. Foy entered into a letter agreement that provided for Mr. Foy to receive a $154,000 discretionary bonus to assist Mr. Foy in satisfying a partial recourse promissory note executed by him in favor of the Company (See Related Party Transactions — Loans to Employees). On October 9, 2020, this bonus was paid to Mr. Foy, less applicable withholding and less the amount owed under the promissory note, which note was then fully paid off as of such date.

Foy Retention Agreement

On January 10, 2022, the Company entered into a Retention Bonus Agreement with Mr. Foy (the “Foy Retention Agreement”). Pursuant to the Foy Retention Agreement, Mr. Foy will be eligible to receive a cash payment of $2,000,000 (the “Retention Bonus”) subject to his remaining a full-time employee in good standing through November 19, 2023 and executing a release of claims in favor of the Company. If (i) Mr. Foy resigns from his position for any reason, (ii) Mr. Foy’s employment with the Company is terminated due to death or disability (as defined under the Company’s long-term disability plan and/or policy applicable to Mr. Foy, as may be modified or implemented from time to time), or (iii) the Company terminates Mr. Foy’s employment for cause (as defined in the Foy Retention Agreement), in each case, at any time prior to November 19, 2023, Mr. Foy will no longer be eligible to receive the Retention Bonus. If the Company terminates Mr. Foy’s employment without cause prior to May 19, 2023, Mr. Foy will no longer be eligible to receive the Retention Bonus. However, if the Company terminates Mr. Foy’s employment without cause after May 19, 2023 and prior to November 19, 2023, then, subject to Mr. Foy executing a release of claims in favor of the Company, Mr. Foy will be paid a prorated portion of the Retention Bonus (with such proration based on whole months worked).

Severance Plan for Key Management Employees

On January 6, 2022, the Compensation Committee adopted a Severance Plan for Key Management Employees (the “Severance Plan”) to provide severance benefits to certain key management employees of the Company, including but not limited to the NEOs; provided, however, that the Severance Plan will not apply to the Chief Executive Officer until his participation is approved by the Board, which is expected to occur in the first quarter of 2022. Participating executives are eligible to receive severance benefits if their employment is terminated for cause or without good reason (each as defined in the Severance Plan) and they enter into a release agreement with the Company within 60 days of such termination. Specific severance benefits are dependent on each executive’s position and whether their termination occurs upon or within one year of a change in control (as defined in the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan, as amended (the “Equity Plan”)). Generally, following a qualifying termination, an executive will be eligible to receive certain cash severance and the option to receive certain continuing health insurance coverage under COBRA. If such termination occurs upon or within one year of a change in control, an executive will also be eligible to receive: (i) a payment equal to the executive’s prorated annual bonus, (ii) vesting of all or a portion of the outstanding unvested equity awards held by the executive under the Equity Plan, and (iii) to the extent applicable to the executive, a payment equal to a prorated portion of any unpaid retention payment payable under a written retention agreement then in place between the executive and the Company. Severance benefits payable under the Severance Plan are not intended to be duplicative of other separation payments or benefits that may be payable to an executive under another agreement or arrangement with the Company, including, for the avoidance of doubt, under any executive employment agreement.

2021 Annual Bonuses

Each of the named executive officers were eligible to receive an annual incentive bonus up to the following amounts, pursuant to their respective employment agreement or offer letter, as applicable:

Name	Payout Upon Achievement of Target Goals	Payout Upon Achievement of Stretch Goals
George Arison	200% Base Salary	300% Base Salary
Toby Russell	200% Base Salary	300% Base Salary
Oded Shein	100% Base Salary(1)	200% Base Salary(1)
Sean Foy	100% Base Salary	200% Base Salary

____________

(1)      Pro-rated for the number of days employed by the Company in 2021.

For fiscal year 2021, the Company’s target and stretch performance goals were as follows, each measured on a consolidated basis:

Target Goals	Total Revenue: At least $415 million
Adjusted EBITDA Margin: Equal to or greater than -26.5%
Stretch Goals	Total Revenue: At least $460 million
Adjusted EBITDA Margin: Equal to or greater than -23.9%

In fiscal year 2021, the Company’s gross revenue was $636.9 million and its Adjusted EBITDA Margin was -21.6%. Accordingly, the Leadership Development, Compensation and Governance Committee determined to pay 2021 annual bonuses in amounts reflecting the achievement of stretch goals for fiscal year 2021.

Adjusted EBITDA Margin is non-GAAP financial measure used to supplement our financial statements, which are based on U.S. generally accepted accounting principles (GAAP). For a definition and discussion of this measure, see “Definitions of Non-GAAP Financial Measures” at the end of this Item 11.

Retirement Benefit Programs

We maintain the Shift Technologies 401(k) Plan, a tax-qualified defined contribution plan (the “401(k) Plan”) that provides retirement benefits to employees. The NEOs (other than Mr. Russell, who voluntarily transitioned from employment with the Company on February 1, 2022) are eligible to participate in the 401(k) Plan on the same terms as other participating employees. Employees may elect to defer a percentage of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to the 401(k) Plan. The plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. We do not currently provide matching or other contributions under the plan.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth outstanding equity awards held by the named executive officers as of December 31, 2021:

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George Arison	7/31/2019(2)	336,042	0	0	0.30	7/31/2029	—	—	—	—
	2/2/2021(3)	—	—	—	—	—	—	—	761,068	2,595,242
	2/2/2021(4)	—	—	—	—	—	477,864	1,629,516	—	—
	4/5/2021(5)	—	—	—	—	—	1,044,272	3,560,968	—	—

Toby Russell	9/13/2017(6)	496	0	0	0.08	9/13/2027	—	—	—	—
	7/31/2019(6)	525,468	0	0	0.30	7/31/2029	—	—	—	—
	2/2/2021(7)	—	—	—	—	—	—	—	761,068	2,595,242
	2/2/2021(8)	—	—	—	—	—	477,864	1,629,516	—	—
	4/5/2021(9)	—	—	—	—	—	1,044,272	3,560,968	—	—

Oded Shein	5/5/2021(13)	—	—	—	—	—	—	—	68,328	232,998
	12/2/2021(14)	—	—	—	—	—	—	—	31,250	106,563
	5/5/2021(15)	—	—	—	—	—	204,983	698,992	—	—
	12/2/2021(16)	—	—	—	—	—	93,750	319,688	—	—

Sean Foy	1/28/2019(17)	10,703	17,159	0	0.30	1/28/2029	—	—	—	—
	7/31/2019(18)	54,613	42,477	0	0.30	7/31/2029	—	—	—	—
	2/2/2021(3)	—	—	—	—	—	—	—	66,594	227,086
	12/2/2021(19)	—	—	—	—	—	—	—	31,250	106,563
	2/2/2021(20)	—	—	—	—	—	66,593	227,082	—	—
	2/2/2021(21)	—	—	—	—	—	66,594	227,086	—	—
	12/2/2021(22)	—	—	—	—	—	93,750	319,688	—	—

____________

(1)      Determined based on the closing price of $3.41 of Class A common stock on the Nasdaq Capital Market on the last business day of fiscal year 2021 (December 31, 2021).

(2)      Pursuant to the terms of the Arison Employment Agreement, all outstanding options issued under the Shift 2014 Stock Incentive Plan became fully vested on March 31, 2021.

(3)      Unvested Performance RSUs vest quarterly over the two-year period commencing on October 13, 2022, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and continued employment.

(4)      Unvested Time RSUs vest quarterly through July 31, 2022, subject to continued employment.

(5)      Unvested Time RSUs vest quarterly through October 12, 2023, subject to continued employment.

(6)      Pursuant to the terms of the Russell Employment Agreement, all outstanding options issued under the Shift 2014 Stock Incentive Plan became fully vested on March 31, 2021.

(7)      Pursuant to the terms of the Russell Transition Agreement, all Performance RSUs were forfeited on February 1, 2022.

(8)      Unvested Time RSUs vest quarterly through July 31, 2022, subject to continued employment. Pursuant to the terms of the Russell Transition Agreement, outstanding and unvested Time RSUs as of February 1, 2022 continued to vest for 3 months following such date, if any such awards would be eligible to vest by May 1, 2022. All other Time RSUs were forfeited on February 1, 2022.

(9)      Unvested Time RSUs vest quarterly through October 12, 2023, subject to continued employment. Pursuant to the terms of the Russell Transition Agreement, outstanding and unvested Time RSUs as of February 1, 2022 continued to vest for 3 months following such date, if any such awards would be eligible to vest by May 1, 2022. All other Time RSUs were forfeited on February 1, 2022.

(10)    Unvested Performance RSUs vest quarterly over the two-year period commencing on October 1, 2023, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and continued employment.

(11)    Twenty-five percent (25%) of the unvested Time RSUs vest on October 1, 2022, and the remaining Time RSUs vest quarterly through October 1, 2025, subject to continued employment.

(12)    Unvested Time RSUs vested on April 1, 2022.

(13)    Unvested Performance RSUs vest quarterly over the two-year period commencing on March 14, 2023, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and continued employment.

(14)    Unvested Performance RSUs vest quarterly over the two-year period commencing on March 14, 2024, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and continued employment.

(15)    Twenty-five percent (25%) of the unvested Time RSUs vested on March 15, 2022, and the remaining Time RSUs vest quarterly through March 15, 2025, subject to continued employment.

(16)    Twenty-five percent (25%) of the unvested Time RSUs vest on March 15, 2023, and the remaining Time RSUs vest quarterly through March 15, 2026, subject to continued employment.

(17)    The unvested portion of this option vests monthly through August 19, 2022. Pursuant to the terms of the Shift 2014 Stock Incentive Plan, the unvested portion may be exercised prior to the vesting date, with any shares acquired on such “early exercise” of the option being subject to the option’s vesting schedule. The portion of the option reported in the “unexercisable” column of the table represents the portion of the option that was unvested as of December 31, 2021.

(18)    The unvested portion of this option vests monthly through December 1, 2023. Pursuant to the terms of the Shift 2014 Stock Incentive Plan, the unvested portion may be exercised prior to the vesting date, with any shares acquired on such “early exercise” of the option being subject to the option’s vesting schedule. The portion of the option reported in the “unexercisable” column of the table represents the portion of the option that was unvested as of December 31, 2021.

(19)    Unvested Performance RSUs vest quarterly over the two-year period commencing in November 2023, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and continued employment.

(20)    Unvested Time RSUs vest quarterly through October 12, 2022, subject to continued employment.

(21)    Unvested Time RSUs vest quarterly beginning January 12, 2023 and through October 12, 2024, subject to continued employment.

(22)    Twenty-five percent (25%) of the unvested Time RSUs vest on November 19, 2022, and the remaining Time RSUs vest quarterly through November 19, 2025, subject to continued employment.

Compensation of Directors

Our Leadership Development, Compensation and Governance Committee periodically reviews the competitiveness of our Directors Compensation Policy applicable to non-employee directors. Directors who are also our employees or officers do not receive additional compensation for serving on the Board of Directors. Members of the Board of Directors are not paid separate fees for meeting attendance.

Shares for equity awards pursuant to the Directors Compensation Policy are issued from our stockholder-approved equity compensation plan in effect at the time of award (currently the Equity Plan) and pursuant to which we are authorized to grant shares of our common stock and share-based awards to directors. To the extent we are unable to issue registered shares under an effective Form S-8 at the time quarterly cash payments are to be made, any amount otherwise payable in shares shall be paid in cash for purposes of the relevant quarter.

Our Directors Compensation Policy was determined in accordance with industry practice and standards. Our non-employee directors are compensated with a combination of cash and equity in the Company, with additional compensation for service on Board committees. The Directors Compensation Policy for fiscal year 2021, which has been in effect since February 10, 2021, includes the following compensation components for services rendered by our non-employee directors:

•        Annual cash retainer of $40,000.

•        Additional annual cash retainer of $50,000 for serving as the Lead Director, if applicable.

•        Additional annual cash retainer of $20,000 for serving as Chairperson and $10,000 for serving as a member (other than the chairperson) of the Audit Committee, payable quarterly in arrears.

•        Additional annual cash retainer of $15,000 for serving as Chairperson and $5,000 for serving as a member (other than the chairperson) of the Leadership, Development, Compensation and Governance Committee, payable quarterly in arrears.

•        Annual grant of Time RSUs having a fair market value (as determined under the Equity Plan) of $100,000 on the date of our annual meeting of stockholders and which Time RSUs shall vest in full on the date of the first annual meeting of stockholders following the grant date as explained above.

If a non-employee director is elected at any time other than at our annual meeting of stockholders, such director will receive an initial grant of restricted stock units having a fair market value (as determined under the Equity Plan) of $100,000 on the date of such non-employee director’s election, if applicable, prorated in the case of service for less than an entire quarterly period or annual period, as the case may be.

Additionally, a non-employee director may elect annually in advance to receive fees that would otherwise be payable in cash in the form of shares, in which case the non-employee director would receive at the time the cash fees would have been payable, shares of stock having an equivalent fair market value (as determined under the Equity Plan) on such date.

Director Compensation Table — 2021

The following table sets forth the total compensation paid during fiscal year 2021 to the non-employee directors for their service on the Board of Directors. Messrs. Arison and Russell, who were employed by the Company during fiscal year 2021, did not receive any additional compensation for their service on the Board of Directors in 2021. Mr. Krikorian has opted out of the Directors Compensation Policy and agreed to not be compensated for his service on the Board of Directors. Mr. Patel became subject to the Directors Compensation Policy in February 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kellyn Smith Kenny(2)	45,000	153,962	—	—	198,962
Jason Krikorian	—	—	—	—	—
Victoria McInnis(3)	60,000	153,962	—	—	213,962
Emily Melton(4)	45,000	161,915	—	—	206,915
Adam Nash(5)	50,000	105,115	—	—	155,115
Manish Patel(6)	50,417	117,517	—	—	167,934

____________

(1)      As of December 31, 2021, the following Time RSUs were outstanding:

Name	Number of Time RSUs
Kellyn Smith Kenny	7,944
Jason Krikorian	—
Victoria McInnis	7,944
Emily Melton	7,944
Adam Nash	12,484
Manish Patel	16,436

(2)      Ms. Smith Kenny’s 2021 compensation includes amounts for her service as a member of the Leadership Development, Compensation and Governance Committee.

(3)      Ms. McInnis’s 2021 compensation includes amounts for her service as Chairperson of the Audit Committee.

(4)      Ms. Melton’s 2021 compensation includes amounts for her service as Lead Director of the Board of Directors and a member of the Leadership Development, Compensation and Governance Committee.

(5)      Mr. Nash’s 2021 compensation includes amounts for his service as a member of the Audit Committee. The number of Time RSUs granted to Mr. Nash in 2021 reflects a timing difference in compensation as a result of Mr. Nash receiving compensation for service as a non-employee director prior to the Merger.

(6)      Mr. Patel’s 2021 compensation includes amounts for his service as chairperson of the Leadership Development, Compensation and Governance Committee.

Definitions of Non-GAAP Financial Measures

In this Item 11, we refer to Adjusted EBITDA Margin. This is a non-GAAP financial measure used to supplement our financial statements, which are based on U.S. generally accepted accounting principles (GAAP). We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization, net interest income or expense, impact of change in fair value of financial instruments, warrant milestone impact, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The non-GAAP amounts for Adjusted EBITDA and Adjusted EBITDA Margin shown in the following table should not be considered as substitutes for net income or other data prepared and reported in accordance with GAAP, but should be viewed in addition to our reported results prepared in accordance with GAAP.

Adjusted EBITDA Reconciliation	Year Ended December 31, 2021
($ in thousands)
Net Loss	$(166,268)
(+) Interest and other Expense, net	8,082
(+) Stock-Based Compensation	25,130
(+) Change in fair value of financial instruments	(18,893)
(+) Depreciation & Amortization	6,253
(+) Warrant Impact Adjustment – Contra-Revenue	637
(+) Income Tax Expense	226
(+) One-time sales tax and penalty accrual	5,951
(+) Fair transaction costs	141
(+) One-time severance and transaction bonuses	1,166
Adjusted EBITDA	$(137,575)
Adjusted EBITDA Margin (%)	(21.6)%

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2021. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,128,713	$1.59	17,348
Equity compensation plans not approved by security holders	0	0	0
Total	13,128,713	$1.59	17,348

On January 1, 2022, 1,632,176 additional shares were authorized for issuance under the 2020 Plan’s evergreen refresh mechanism and added to the pool of shares available to be issued to settle future share-based compensation awards.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of March 25, 2022 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of Common Stock, (b) each of our directors and each of our NEOs, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.

Unless otherwise provided, beneficial ownership of common stock of the Company is based on 82,921,455 shares of common stock of the Company issued and outstanding as of March 25, 2022.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

	Class A Common Stock
Name and Address of Beneficial Owners	Number	% of class
Directors and Executive Officers:(1)
George Arison(2)	2,560,242	3.1%
Toby Russell(3)	1,971,796	2.4%
Oded Shein	46,158	*
Sean Foy(4)	184,894	*
Victoria McInnis(5)	15,000	*
Kellyn Smith Kenny	11,763	*
Jason Krikorian(6)	2,387,450	2.9%
Emily Melton(7)	2,061,398	2.5%
Adam Nash(8)	35,132	*
Manish Patel	8,492	*
All directors and executive officers as a group (thirteen individuals)	9,471,755	11.4%

5% or Greater Beneficial Owners:
BlackRock, Inc.(9)	4,398,223	5.3%
Nantahala Capital Management, LLC(10)	6,846,018	8.3%
Lithia Motors Inc.(11)	12,827,826	15.5%

____________

*        Less than 1 percent.

(1)      Unless otherwise noted, the business address of each of the following individuals is c/o Shift Technologies, Inc., 290 Division Street, Suite 400, San Francisco, CA 94103.

(2)      Includes 77,101 shares allocated to Mr. Arison and held in escrow, pursuant to the terms of the Merger Agreement (“Additional Shares”). Includes 151,916 shares, including their allocation of Additional Shares, held by Mr. Arison’s family members that Mr. Arison exercises voting control over pursuant to a permanent voting proxy, which shares Mr. Arison disclaims beneficial ownership of. Includes 557,114 shares of common stock subject to currently exercisable options and restricted stock unit awards subject to release within 60 days of March 25, 2022.

(3)      Includes 54,972 Additional Shares allocated to Mr. Russell and held in escrow, pursuant to the terms of the Merger Agreement. Includes 1,186,594 shares of common stock subject to currently exercisable options.

(4)      Includes 8,975 Additional Shares allocated to Mr. Foy and held in escrow, pursuant to the terms of the Merger Agreement. Includes 249,450 shares of common stock subject to currently exercisable options and restricted stock unit awards subject to release within 60 days of March 25, 2022. If the stock options are exercised in full as of the date of this table, 48,650 shares would be subject to a right of repurchase in our favor.

(5)      Shares are held directly by the Victoria McInnis Grantor Retained Annuity Trust, u/a/d May 26, 2021.

(6)      Shares are held directly by DCM Affiliates Fund VIII, L.P., DCM Ventures China Fund (DCM VIII), L.P., DCM VIII, L.P., and A-Fund, L.P., including 183,401 Additional Shares allocated to such entities and held in escrow, pursuant to the terms of the Merger Agreement. As a General Partner of DCM Venture Capital, Mr. Krikorian may be deemed to share beneficial ownership of the shares of common stock owned by such entities. Mr. Krikorian disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(7)      Includes 2,048,914 shares held directly by Threshold Partners and Threshold Ventures I, including 157,395 Additional Shares allocated to such entities and held in escrow, pursuant to the terms of the Merger Agreement. As a managing partner of Threshold Ventures, Ms. Melton may be deemed to share beneficial ownership of the shares of common stock owned by such entities. Ms. Melton disclaims beneficial ownership of such shares, except to the extent of her pecuniary interest therein.

(8)      Includes 131 Additional Shares allocated to Mr. Nash and held in escrow, pursuant to the terms of the Merger Agreement. Shares are held directly by the Adam and Carolyn Nash Family Trust. Includes 35,132 shares underlying stock options and restricted stock unit awards subject to release within 60 days of March 25, 2022.

(9)      Per the Schedule 13G filed on March 11, 2022: BlackRock, Inc. has the sole voting power with respect to 4,352,422 shares and the sole dispositive power with respect to 4,398,223 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(10)    Per the Schedule 13G filed on February 14, 2022: Nantahala Capital Management, LLC has shared voting power with respect to 6,846,018 shares and shared dispositive power with respect to 6,846,018 shares; Wilmot B. Harkey has shared voting power with respect to 6,846,018 shares and shared dispositive power with respect to 6,846,018 shares; and Daniel Mack has shared voting power with respect to 6,846,018 shares and shared dispositive power with respect to 6,846,018 shares. Each of Messrs. Harkey and Mack are control persons in respect of shares beneficially owned by Nantahala Capital Management, LLC. The address of such persons is 130 Main St., 2nd Floor, New Canaan, CT 06840.

(11)    Per the Schedule 13G filed on February 14, 2022: Lithia Motors, Inc. has the sole voting power with respect to 12,827,826 shares and the sole dispositive power with respect to 12,827,826 shares. The address of Lithia Motors, Inc. is 150 North Bartlett Street, Medford, OR.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

Pursuant to the charter of the Audit Committee, the Audit Committee reviews with both management and the independent auditors and approves any related party transactions or dealing between parties related to the Company. In accordance with this policy, the Audit Committee reviews and considers for approval any transactions in which (i) Shift or one of its subsidiaries is a participant, (ii) the amount involved exceeds $120,000 and (iii) a related person has a direct or indirect material interest, other than transactions available to all employees of the Company generally. In assessing a related party transaction brought before it for approval the Audit Committee considers, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion.

For purposes of this policy, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K. The individuals and entities that are considered “related persons” include:

•        Directors, nominees for director and executive officers of Shift;

•        Any person known to be the beneficial owner of five percent or more of our common stock (a “5% Stockholder”); and

•        Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer or 5% Stockholder.

Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

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

•        Milestone 1 — the Company, with Lithia’s assistance, enters into acceptable credit facilities with access to asset-based used vehicle floorplan financing.

•        Milestone 2 — the Company and Lithia enter into a data sharing commercial agreement whereby Lithia agrees to transfer certain historical transaction and inventory data to the Company.

•        Milestone 3 — the Company and Lithia enter into a lease and services agreement whereby Lithia will make available at least one of its locations for the Company’s use as a storage/reconditioning/retail delivery center.

•        Milestone 4 — the Company and Lithia enter into a lease and services agreement whereby Lithia will make available at least three of its locations for the Company’s use as a storage/reconditioning/retail delivery center.

•        Milestone 5 — the Company and Lithia enter a commercial agreement whereby Lithia agrees to use commercially reasonable best efforts to help the Company secure and maintain access to finance and insurance products on par with a typical Lithia store.

•        Milestone 6 — the Company and Lithia entering into a commercial agreement where Lithia will purchase mutually-agreed upon vehicles from the Company in a minimum of three existing Lithia markets.

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

Director Independence

As a result of our common stock being listed on the Nasdaq Stock Market (“Nasdaq”), Shift adheres to the rules of such exchange in determining whether a director is independent. Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Victoria McInnis, Kellyn Smith Kenny, Jason Krikorian, Emily Melton, Adam Nash and Manish Patel has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as an independent director under the Nasdaq listing rules. In making these determinations, our Board of Directors considered any current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

As previously disclosed, on November 16, 2020, Grant Thornton LLP (“Grant Thornton”) was dismissed as our independent registered public accounting firm and Deloitte & Touche LLP (“Deloitte”) was engaged as the Company’s new independent registered public accounting firm. The dismissal of Grant Thornton and the appointment of Deloitte was done in connection with the Merger.

The table below sets forth the aggregate fees billed by Deloitte in 2020 and 2021.

	2021		2020(1)	2020(2)
Audit Fees(3)	$1,165,000		$993,000	$775,000
Audit-Related Fees	0		—	—
Tax Fees	0		—	—
All Other Fees	3,790	(4)	—	225,000	(5)
Total	$1,168,790		$993,000	$1,000,000

____________

(1)      Represents fees billed for services for the period from October 13, 2020 through December 31, 2020 following the Merger. Audit Fees include the audit of our fiscal year 2020 consolidated financial statements for approximately $625,000 and fees related to SEC filings associated with the Merger for approximately $140,000.

(2)      Represents fees billed for services for the period from January 1, 2020 through October 13, 2020 prior to the Merger. Audit Fees include fees related to the audits under PCAOB standards of Shift’s fiscal years 2019, 2018, and 2017 of $793,000 and fees related to SEC filings associated with the Merger for approximately $200,000.

(3)      Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as comfort letters, consents and assistance with and review of our SEC filings.

(4)      Represents subscription fees to the Deloitte Accounting Research Tool.

(5)      Represents fees billed for services involving due diligence performed in connection with the Merger.

Pre-Approval Policies and Procedures

The charter of the Audit Committee requires that the Audit Committee (i) approve the annual audit fees to be paid to the independent auditors and (ii) pre-approve all audit services, as well as all permitted non-audit services to be performed for the Company by the independent auditors as and to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. The Audit Committee must consider whether the provision of permitted non-audit services by the independent auditors is compatible with maintaining the auditor’s independence, and shall solicit the input of management and the independent auditors on that issue. The chair of the Audit Committee (or any other member if the chair is unavailable) may pre-approve such services in between Committee meetings; provided, however, that the chair (or such other member) must disclose all such pre-approved services to the full Committee at the next scheduled meeting.

Prior to the Merger, all of the services listed in the table above provided by Grant Thornton were approved by Insurance Acquisition Corp. in accordance with its policies then in effect. Following the Merger, all of the services listed in the table above provided by Deloitte were approved by our Audit Committee.

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

10.8	Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 14, 2020).*

Exhibit Number	Exhibit Description
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

10.24	Form of RSU Agreement (Cindy Hanford) (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed on October 14, 2020).*
10.25	Letter Agreement, dated October 7, 2020, by and between the Company and Sean Foy (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed on October 14, 2020).*
10.26	Letter Agreement, dated October 7, 2020, by and between the Company and Tobias Russell (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed on October 14, 2020).*

Exhibit Number	Exhibit Description
10.27	Employment Agreement, dated October 13, 2020, by and between the Company and Cindy Hanford (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed on October 14, 2020).*
10.28	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2020).
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
10.37

RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*

10.38

RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*

10.39

Amendment No. 1 dated as of April 5, 2021 to RSU Award Agreement dated as of February 2, 2021 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2021).*

10.40

Amendment No. 1 dated as of April 5, 2021 to RSU Award Agreement dated as of February 2, 2021 by and between Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021).*

10.41

Registration Rights Agreement, dated as of May 27, 2021, by and among Shift Technologies, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on June 1, 2021)

10.42

Employment Agreement, dated as of September 27, 2021, by and among Shift Technologies, Inc. and Jeff Clementz (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on September 30, 2021)*

10.43

Transition and Separation Agreement, dated as of November 4, 2021, by and among Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 12, 2021)*

10.44

Inventory Financing and Security Agreement, dated as of December 9, 2021, by and among Shift Technologies, Inc., Shift Operations LLC, Ally Bank and Ally Financial Inc. (previously filed with the Original Report)1

10.45	Severance Plan, dated as of January 6, 2022, by and among Shift Technologies, Inc. and Key Management Employees (previously filed with the Original Report)

Exhibit Number	Exhibit Description
10.46	Retention Bonus Agreement, dated as of January 10, 2022, by and among Shift Technologies, Inc. and Sean Foy (previously filed with the Original Report)*
10.47	First Amendment to the Employment Agreement, dated as of January 27, 2022, by and among Shift Platform, Inc. and Oded Shein (previously filed with the Original Report)*
10.48	First Amendment to the Employment Agreement, dated as of February 24, 2022, by and among Shift Technologies, Inc., Shift Platform, Inc. and George Arison (previously filed with the Original Report)*
10.49	First Amendment to the Employment Agreement, dated as of February 24, 2022, by and among Shift Platform, Inc. and Jeff Clementz (previously filed with the Original Report)*
10.50

Asset Purchase Agreement, dated as of March 14, 2022, by and among Shift Technologies, Inc., Fair Financial Corp., Fair IP, LLC, and, solely for purposes of Article IV, Article IX and Article X thereof, Cayman Project 2 Limited (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 15, 2022).

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

21.1	Subsidiaries of the Registrant (previously filed with the Original Report).
23.1	Consent of Deloitte & Touche LLP, independent public accounting firm of Shift (previously filed with the Original Report).
31.1

Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report)

31.2

Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report)

31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report)

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________

(1)      Portions of the exhibit have been omitted pursuant to Rule 406.

†        The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*        Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2022	SHIFT TECHNOLOGIES, INC.
/s/ Oded Shein
Oded Shein
Chief Financial Officer