Form 10-Q
period 2022-03-31
SHIFT TECHNOLOGIES, INC.
filed 2022-05-10
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 9, 2022 the registrant had 82,679,131 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall,” the negative of any of these and any similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
ii

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$94,883	$182,616
Accounts receivable, net of allowance for doubtful accounts of $280 and $304	19,954	20,084
Inventory	160,327	122,743
Prepaid expenses and other current assets	7,948	7,392
Total current assets	283,112	332,835
Property and equipment, net	9,473	7,940
Operating lease right-of-use assets	26,216	—
Capitalized website and internal use software costs, net	10,519	9,262
Restricted cash, non-current	11,900	11,725
Deferred borrowing costs	487	564
Other non-current assets	3,189	3,414
Total assets	$344,896	$365,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,166	$15,175
Accrued expenses and other current liabilities	35,599	43,944
Current maturities of operating lease liabilities	4,491	—
Flooring line of credit	100,005	83,252
Total current liabilities	155,261	142,371
Convertible notes, net	144,623	144,335
Non-current operating lease liabilities	22,738	—
Other non-current liabilities	1,657	3,762
Total liabilities	324,279	290,468

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 82,679,131 and 81,369,311 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	518,368	515,975
Accumulated deficit	(497,759)	(440,711)
Total stockholders’ equity	20,617	75,272
Total liabilities and stockholders’ equity	$344,896	$365,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Ecommerce revenue, net	$183,081	$88,954
Other revenue, net	8,712	4,019
Wholesale vehicle revenue	27,787	13,031
Total revenue	219,580	106,004
Cost of sales	208,792	98,638
Gross profit	10,788	7,366
Operating expenses:
Selling, general and administrative expenses	63,537	50,234
Depreciation and amortization	1,680	1,101
Total operating expenses	65,217	51,335
Loss from operations	(54,429)	(43,969)
Change in fair value of financial instruments	—	2,153
Interest and other expense, net	(2,578)	(939)
Net loss before income taxes	(57,007)	(42,755)
Provision for income taxes	41	—
Net loss and comprehensive loss attributable to common stockholders	$(57,048)	$(42,755)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.55)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	81,825,252	77,909,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,369,311	$8	$515,975	$(440,711)	$75,272
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	1,300,295	—	(2,162)	—	(2,162)
Issuance of common stock upon exercise of vested options	12,309	—	3	—	3
Repurchase of shares related to early exercised options	(2,784)	—	—	—	—
Vesting of early exercised options	—	—	35	—	35
Stock-based compensation	—	—	4,517	—	4,517
Net loss and comprehensive loss	—	—	—	(57,048)	(57,048)
Balance at March 31, 2022	82,679,131	$8	$518,368	$(497,759)	$20,617

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant Exchange	125,160	—	(497)	—	(497)
Issuance of common stock upon exercise of vested options	107,645	—	200	—	200
Vesting of early exercised options	—	—	132	—	132
Repurchase of shares related to early exercised options	—	—	1	—	1
Stock-based compensation	—	—	8,375	—	8,375
Net loss and comprehensive loss	—	—	—	(42,755)	(42,755)
Balance at March 31, 2021	84,136,987	$8	$519,828	$(317,198)	$202,638

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,048)	$(42,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,019	1,173
Stock-based compensation expense	4,192	8,203
Change in fair value of financial instruments	—	(2,153)
Amortization of operating lease right-of-use assets	2,162	—
Contra-revenue associated with milestones	159	159
Amortization of debt discounts	365	—
Changes in operating assets and liabilities:
Accounts receivable	130	(12,782)
Inventory	(37,762)	(25,167)
Prepaid expenses and other current assets	(2,179)	(4,129)
Other non-current assets	(27)	296
Accounts payable	(543)	1,760
Accrued expenses and other current liabilities	(6,243)	3,005
Operating lease liabilities	(1,925)	—
Other non-current liabilities	(1,670)	915
Net cash, cash equivalents, and restricted cash used in operating activities	(98,370)	(71,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,444)	(1,135)
Capitalized website internal-use software costs	(2,328)	(1,353)
Net cash, cash equivalents, and restricted cash used in investing activities	(3,772)	(2,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	126,903	57,096
Repayment of flooring line of credit facility	(110,150)	(39,661)
Exchange of warrants for cash	—	(497)
Proceeds from stock option exercises, including from early exercised options	3	200
Payment of tax withheld for common stock issued under stock-based compensation plans	(2,162)	—
Repurchase of shares related to early exercised options	(10)	(1)
Net cash, cash equivalents, and restricted cash provided by financing activities	14,584	17,137
Net decrease in cash, cash equivalents and restricted cash	(87,558)	(56,826)
Cash, cash equivalents and restricted cash, beginning of period	194,341	235,541
Cash, cash equivalents and restricted cash, end of period	$106,783	$178,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$496	$176

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$534	$—
Vesting of exercised options	35	132
Stock-based compensation capitalized to internal-use software	325	172
Establishment of operating lease right of use assets and lease liabilities
Operating lease right of use assets	27,855	—
Operating lease liabilities	28,631	—
Other Assets	1,716	—
Other Liabilities	2,492	—

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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The Company saw a slowing of vehicle sales immediately following the shelter in place ordinances in March; however, within five weeks, weekly sales volume rebounded nearly to pre-COVID-19 volumes. The Company has adjusted certain aspects of its operations to protect its employees and customers while still meeting customers’ needs for vital technology, including implementing contactless purchase and delivery processes and applying long-term antimicrobial surface and air protection systems for its entire inventory.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The income tax benefits include a favorable increase in the interest expense limitation under section 163(j), allowing a five-year net operating loss (“NOL”) carryback provision for certain NOLs, and increasing the amount of NOLs corporations may use to offset income for taxable years beginning before 2021. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act will significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of March 31, 2022, the Company had repaid $0.6 million of the $1.3 million originally deferred. As required, the remaining deferred amount will be paid by December 31, 2022.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of Presentation
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.
The interim condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the interim condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, condensed consolidated statements of stockholders' equity for the three months ended March 31, 2022 and 2021, and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K, and in management’s opinion, reflect all adjustments, which are normal and recurring in nature, necessary for the fair financial statement presentation of the Company’s condensed consolidated balance sheet as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 16, 2022.
Liquidity and Management's Plan
For the three months ended March 31, 2022 and 2021, the Company generated negative cash flows from operations of approximately $98.4 million and $71.5 million, respectively, and generated net losses of approximately $57.0 million and $42.8 million, respectively. As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $94.9 million and total working capital of $127.9 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via its merger with Insurance Acquisition Corp. in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 5 - Borrowings). As further discussed in Note 14 - Subsequent Events, the Company has entered into an "At the Market" (ATM) facility that allows it to raise capital via the sale of its Class A Common Stock. The Company is also actively engaged in other efforts to raise debt or equity capital.
The Company's plan is to raise additional capital through the ATM and other capital-raising efforts to provide net proceeds which the Company believes will be sufficient to provide the liquidity necessary to satisfy its obligations over the next twelve months. The Company's ability to raise capital from the ATM facility may be constrained by the price of and demand for the Company's Class A Common Stock. There can be no assurance that net proceeds from the ATM will be sufficient, or that the Company will be able to complete its other planned capital raising efforts and raise sufficient additional capital that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued or available to be issued. Management determined as a result of this evaluation the Company’s losses and negative cash flows from operations since inception, combined with its current cash and working capital position, raise substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of March 31, 2022 and December 31, 2021, the Company had no assets or liabilities measured at fair value.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Escrow Shares meet the accounting definition of a derivative financial instrument. Prior to the cancellation of the first tranche on October 13, 2021, as the number of Escrow Shares that would have ultimately been released was partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares were not considered to be indexed to the Company’s common stock and were therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was initially recorded to financial instruments liability on the condensed consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability were recorded to change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
The Escrow Shares were remeasured on a recurring basis using Level 3 inputs. The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 67.60% as of March 31, 2021, based on the historical volatility of comparable publicly traded companies.
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021
Balance as of January 1,	$25,230
Remeasurement of Escrow Shares liability	(2,153)
Balance as of March 31,	$23,077
As of the first anniversary of the Merger on October 13, 2021, the first tranche of 3,000,109 Escrow Shares had failed to satisfy the $12.00 stock performance hurdle. As a result, the shares were returned to the Company for cancellation.
Following the return of the first tranche of the Escrow Shares to the Company on October 13, 2021, the Escrow Shares met the "fixed for fixed" option or forward contract criteria for equity classification. As such, changes in fair value of the Escrow Shares through October 13, 2021 were recorded in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss. The fair value of the shares on October 13, 2021 of $6.3 million, measured using the Monte Carlo valuation model, was reclassified to additional paid-in capital on the condensed consolidated balance sheets.
During the three months ended March 31, 2021, the Company recognized a gain related to the change in fair value of the Escrow Shares of $2.2 million, which is included in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Standards
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Adopted Accounting Standards
In February 2016, the FASB issued, ASU 2016-02, Leases (Topic 842), which amends the accounting guidance on leases. The new standard requires a lessee to recognize right-of-use assets and lease obligations on the balance sheet for most lease agreements. Leases are classified as either operating or finance, with classification affecting the pattern of expense recognition in the statement of operations. The FASB also subsequently issued amendments to the standard to provide additional practical expedients and an additional transition method option.
The Company adopted Topic 842 as of January 1, 2022 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings (accumulated deficit) with no restatement of comparative periods. Upon adoption, the Company recognized $28.6 million of operating lease liabilities and $27.9 million of operating lease right-of-use assets. The adoption of Topic 842 did not result in a cumulative effect adjustment to accumulated deficit.
Topic 842 provides various optional practical expedients for transition. The Company elected to utilize the package of practical expedients for transition which permitted the Company to not reassess its prior conclusions regarding whether a contract is or contains a lease, lease classification and initial direct costs.
Topic 842 also provides optional practical expedients for an entity’s ongoing lease accounting. The Company elected the short-term lease recognition exemption for all leases that qualify and the practical expedient to not separate lease and non-lease components of leases.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2022. There was no impact to the Company's condensed consolidated financial statements.
2. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Equipment	$10,717	$8,753
Furniture and fixtures	326	252
Leasehold improvements	1,372	1,258
Total property and equipment	12,415	10,263
Less: accumulated depreciation	(2,942)	(2,323)
Property and equipment, net	$9,473	$7,940
Depreciation expense related to property and equipment was $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense related to reconditioning facilities of $0.3 million and $0.1 million, respectively, is included in cost of sales with the remainder included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
3. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	27,029	24,433
Less: accumulated amortization	(16,895)	(15,556)
Capitalized website and internal-use software development costs, net	$10,519	$9,262

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $1.4 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Liability for vehicles acquired under OEM program	$3,166	$3,550
Accrued payroll related costs	8,149	15,890
Provision for DMV refunds	1,121	1,170
Accrued sales taxes	9,467	13,787
Common stock subject to repurchase liability, current	125	142
Interest payable	2,692	910
Provision for sales returns and cancellations	4,588	3,302
Other accrued expenses	6,291	5,193
Total accrued expenses and other current liabilities	$35,599	$43,944
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
Provision for sales returns and cancellations in the table above as of December 31, 2021 has been disaggregated to be shown separately from other accrued expenses to conform to the presentation as of March 31, 2022.
5. BORROWINGS
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
The Notes accrue interest payable semi-annually in arrears at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unamortized deferred borrowing costs at March 31, 2022 were $5.4 million, and are included as a reduction to convertible notes, net on the condensed consolidated balance sheets. For the three months ended March 31, 2022, the Company recorded $2.1 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73%.
The fair value of the Notes (Level 1) at March 31, 2022 was $85.9 million.
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 6 - Stockholders' Equity), and is using the remaining proceeds for working capital and general corporate purposes.
Ally Flooring Line of Credit
On December 9, 2021, the Company entered into a $100.0 million flooring line of credit facility with Ally Bank to finance its used vehicle inventory (the “Ally FLOC”), which is secured by substantially all of the Company’s assets. Borrowings under the Ally FLOC bear interest at the Prime Rate (as defined in the agreement) plus 1.50%. For the three months ended March 31, 2022, the weighted average interest rate on borrowings outstanding under the Ally FLOC was 4.75%. As of March 31, 2022, the Company had an outstanding balance under the facility of $100.0 million and no unused capacity. As of December 31, 2021, the Company had an outstanding balance under the facility of $83.3 million and $16.7 million in unused capacity.
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
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the company to maintain at least 10% equity in the Company’s total inventory balance. As of March 31, 2022, the Company was in compliance with all covenants related to the Ally FLOC.
Additionally, the Company is required to pay an availability fee each calendar quarter if the average outstanding balance for such quarter is less than 50% of the average total credit line for such quarter. The Company was required to pay an upfront commitment fee upon execution of the Ally FLOC.
US Bank Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances were able to be prepaid in part or in full at any time without charge, penalty or premium. Advances under the facility accrued interest at LIBOR plus 2.00%. The obligations under the facility were secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility were guaranteed by Lithia. Refer to Note 8 - Related Party Transactions for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. STOCKHOLDERS' EQUITY
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 5 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
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
The settlement amount of the Capped Call Transactions at March 31, 2022 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $8.43 at any time over the 40 consecutive trading days immediately prior to settlement.
7. STOCK-BASED COMPENSATION PLANS
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
Each Legacy Shift option from the 2014 Plan that was outstanding immediately prior to the Merger, whether vested or unvested, was converted into an option to purchase a number of shares of post-Merger common stock (each such option, a "Converted Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shift common stock subject to such Legacy Shift option immediately prior to the Merger and (ii) the equity award exchange ratio. The per share exercise price for each share of post-Merger common stock issuable upon exercise of the Converted Option is equal to the exercise price per Legacy Shift share of each Legacy Shift option immediately before the Merger, with certain adjustments necessary to preserve ISO classification of awards for income tax purposes. The mechanism of conversion resulted in the fair value of each Converted Option award equaling the fair value of the corresponding Legacy Shift option award immediately prior to the consummation of the Merger. Except as specifically provided in the Merger Agreement, following the Merger, each Converted Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shift option immediately prior to the consummation of the Merger. All stock option activity was retroactively restated to reflect the Converted Options. No stock options were granted during the three months ended March 31, 2022.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2021	1,597,793	$1.59	7.47	$3,574
Granted	—	—
Exercised	(12,309)	0.22
Forfeited	(17,035)	3.30
Cancelled (expired)	(5,421)	4.33
As of March 31, 2022	1,563,028	$1.57	4.75	$2,133
Exercisable as of March 31, 2022	1,563,028	$1.57	4.75	$2,133
Activity related to employee and non-employee RSU awards issued under the 2020 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2021	9,733,977	$6.14	2.21	$33,193
Granted	778,962	3.11
Vested	(672,620)	8.28
Forfeited	(2,368,207)	6.05
Unvested as of March 31, 2022	7,472,112	$5.66	1.48	$16,439
Vested and unreleased	9,514
Outstanding as of March 31, 2022	7,481,626
Unvested RSUs as of March 31, 2022 include 1,216,990 RSUs that vest if the closing price of the Company's common stock exceeds thresholds ranging from $23 to $28 during the two year period following the second anniversary of the later of the closing of the Merger or the grantee's date of hire. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock.
Stock-Based Compensation Expense
For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $4.2 million and $8.2 million, respectively. In addition, the Company capitalized stock-based compensation costs for the three months ended March 31, 2022 and 2021 of $0.3 million and $0.2 million, respectively, to capitalized website and internal use software costs, net.
As of March 31, 2022, there was $34.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.64 years.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2022 and December 31, 2021, the Company has recorded a liability of $0.2 million and $0.2 million relating to 48,009 and 59,639 options that were exercised but not vested, respectively.
8. RELATED PARTY TRANSACTIONS
Sales with Related Party
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $4.7 million and $2.3 million, respectively, of sales from the OSM agreement with Lithia.
Accounts Receivable from Related Party
As of March 31, 2022 and December 31, 2021, the Company had $3.7 million and $2.1 million in outstanding accounts receivable from Lithia, which is comprised of $3.7 million and $2.0 million, respectively, in vehicle sales and $3 thousand and $77 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the three months ended March 31, 2022 and 2021, the Company amortized $0.2 million and $0.2 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, the remaining asset, net of amortization, was $1.1 million and $1.2 million, respectively.
Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expired on October 12, 2021. During the three months ended March 31, 2021, total costs related to these agreements was $50 thousand. The lease costs were expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate was 1.50% per annum based on a daily outstanding flooring line of credit and was payable monthly to Lithia. For the three months ended March 31, 2021, the Company recorded $31 thousand of interest and $0.8 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The guarantee expired conterminously with the FLOC on October 11, 2021.
Accounts Payable Due to Related Party
As of March 31, 2022 and December 31, 2021 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.1 million and $0.2 million, respectively.
9. LEASES
The Company is a tenant under various operating leases with third parties, including leases of office facilities and vehicle inspection, reconditioning and storage locations.
The Company assesses whether each lease is an operating or finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.
The Company’s real estate leases often require it to make payments for maintenance in addition to rent as well as payments for real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the right-of-use asset and lease liability but are reflected as variable lease expenses in the period incurred.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheets and expense for these leases are recognized on a straight-line basis over the lease term.
As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The Company’s lease costs and activity for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31, 2022
Lease cost
Operating lease cost	$2,162
Short-term lease cost	832
Variable lease cost	185
Total lease cost	$3,179

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$1,925

Weighted average remaining lease term - operating leases (in years)	5.14
Weighted average discount rate - operating leases	7.30%
Operating leases liabilities by maturity date from March 31, 2022 were as follows (in thousands):

Year ended December 31,	Operating Leases
2022	$4,215
2023	8,111
2024	5,041
2025	4,349
2026	4,191
Thereafter	7,937
Total minimum lease payments	33,844
Less: Imputed interest	6,615
Total lease liabilities	$27,229
As of March 31, 2022, the total minimum lease payments presented above excludes approximately $45.3 million of minimum lease payments for leases of vehicle storage and reconditioning facilities executed but not yet commenced.
Rent expense for operating leases during the three months ended March 31, 2021 was $1.8 million.

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
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of March 31, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the three months ended March 31, 2022 and 2021, the Company did not have sales to customers outside the United States. As of March 31, 2022 and December 31, 2021, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31, 2022
	Retail	Wholesale	Consolidated
Revenue from external customers	$191,793	$27,787	$219,580
Segment gross profit (loss)	10,926	(138)	10,788

	Three Months Ended March 31, 2021
	Retail	Wholesale	Consolidated
Revenue from external customers	$92,973	$13,031	$106,004
Segment gross profit	7,236	130	7,366

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Segment gross profit	$10,788	$7,366
Selling, general and administrative expenses	(63,537)	(50,234)
Depreciation and amortization	(1,680)	(1,101)
Change in fair value of financial instruments	—	2,153
Interest and other expense, net	(2,578)	(939)
Net loss before income taxes	$(57,007)	$(42,755)
12. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Net loss and comprehensive loss attributable to common stockholders	$(57,048)	$(42,755)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	81,825,252	77,909,110
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.55)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of March 31,
	2022	2021
Escrow Shares	3,000,109	6,000,218
Convertible Notes	17,798,340	—
Stock options	1,563,028	2,045,690
Restricted stock units	7,481,626	7,338,804
Contingently repurchasable early exercise shares	48,009	147,659
Total	29,891,112	15,532,371
13. INCOME TAXES
The Company recorded a provision for income taxes of $41 thousand and zero during the three months ended March 31, 2022 and 2021, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

14. SUBSEQUENT EVENTS
On May 6, 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell, at its option, shares of the Company’s Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million (the “Placement Shares”), through the Agent, as its sales agent, from time to time at prevailing market prices in an “at-the-market offering” within the meaning of Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made to the public directly on or through the Nasdaq Capital Market and any other trading market for shares of our common stock (the “Offering”).
Under the Sales Agreement, the Company may from time to time deliver placement notices to the Agent designating the number of Placement Shares and the minimum price per share thereof to be offered. However, subject to the terms and conditions of the Sales Agreement, the Agent is not required to sell any specific number or dollar amount of Placement Shares but will act as Agent using their commercially reasonable efforts consistent with their normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Stock Market. The Company or the Agent may suspend the offering of Placement Shares by notifying the other party. The Offering will terminate after the sale of all of the Placement Shares subject to the Sales Agreement, or sooner in accordance with the Sales Agreement, upon proper notice by us and/or the Agents or by mutual agreement. The Company will pay the Agent a commission of up to 3.0% of the gross sales price of the shares of the Placement Shares sold under the Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following management’s discussion and analysis together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our Annual Report of Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements about Shift’s business, operations and industry that involve risks and uncertainties, such as statements regarding Shift’s plans, objectives, expectations and intentions. Shift’s future results and financial condition may differ materially from those currently anticipated by Shift as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Throughout this section, unless otherwise noted “we”, “us”, “our” and the “Company” refer to Shift and its consolidated subsidiaries.
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
Each of these steps is powered by Shift’s software solutions, mobile transactions platform, and scalable logistics, combined with the Company’s ten centralized inspection, reconditioning and storage centers, called hubs.
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

Launched in 2014, Shift operates ten vehicle inventory inspection, reconditioning and storage centers, with six spanning the West Coast from San Diego to Seattle and four new facilities in Austin, San Antonio, Houston, and Dallas, Texas launched in 2021. Once fully launched, each region is supported by one hub location that acts as the central point for reconditioning and vehicle storage that also enables customers to browse inventory onsite. For the three months ended March 31, 2022, the Company had $219.6 million in revenue, an increase of 107% compared to $106.0 million of revenue for the three months ended March 31, 2021. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration. With hub locations in only four states, Shift has significant runway for continued geographic expansion.
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
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the three months ended March 31, 2022, Shift sourced 96% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers provides Shift access to a deep pool of scarce, highly desirable inventory.
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
Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a rating of 4.3 out of 5 stars on Trustpilot as of May 2022, compared to an average of 2.1 out of 5 stars for our two largest ecommerce peers. These positive experiences are expected to allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle (for example, vehicle maintenance plans), we will continue to establish a long-term customer base that will return for future transactions.

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended March 31, 2022 and 2021, was $219.6 million and $106.0 million, respectively. We expect significant growth going forward as we expand geographically, increase market penetration, and increase ancillary product sales.
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
Vehicle Reconditioning
All of the cars Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our ten regional reconditioning facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new hub location) to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This operational flexibility in our reconditioning process improves our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house. With a test drive service radius from our hub to a customer’s home averaging two hours of driving time, each reconditioning facility is able to cover a large geographic range and service the surrounding metropolitan area. We plan to grow our reconditioning center network as we expand geographically and launch new markets.
Logistics Network
The primary component of our logistics network consists of intra-city concierge personnel and inter-city third-party carriers. Shift concierges are able to transport vehicles to and from customers, while providing a customer friendly white glove experience, including delivery, disposal, and at-home test drives. This provides the benefit of a seamless experience as well as an on-site sales support agent to guide the customer through the process. Our agreements with long distance haulers allow us to combine the nodes in our network and deliver vehicles between cities. The Company has also recently invested in in-house long-distance hauling capabilities. Strategically, this provides customers with a broad set of inventory and a great speed of delivery.
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

Impact of COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19, and in the following weeks, shelter-in-place ordinances were put into effect in regions where Shift operates. We saw a slowing of vehicle sales immediately following the shelter-in-place ordinances in March; however, within five weeks, we were back near our pre-COVID-19 weekly sales volumes. Although the ultimate impacts of COVID-19 remain uncertain, a 2020 survey found that 46% of U.S. adults surveyed plan to use their cars more often and public transportation less often in the future. Additionally, the pandemic has accelerated trends of online adoption more broadly. We believe that this global pandemic will push people to look to alternative means of personal transportation, and our product is well suited to provide customers with a safe, clean means of transportation, through our contactless purchase and delivery processes. Therefore, while it remains possible that sustained or deepened impact on consumer demand resulting from COVID-19 or the related economic recession could negatively impact Shift’s performance, we believe that Shift is well positioned to weather the pandemic. In 2021 and 2022, pandemic-related economic stimulus and constraints in the supply of new and used vehicles have increased acquisition cost, demand and pricing for our products, while labor shortages have abated since the initial pandemic lockdowns.
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

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$183,081	$88,954	105.8%
Other revenue, net	8,712	4,019	116.8%
Wholesale vehicle revenue	27,787	13,031	113.2%
Total revenue	$219,580	$106,004	107.1%

Cost of sales:
Ecommerce vehicle cost of sales	$180,867	$85,737	111.0%
Wholesale vehicle cost of sales	27,925	12,901	116.5%
Total cost of sales	$208,792	$98,638	111.7%

Gross profit:
Ecommerce vehicle gross profit	$2,214	$3,217	(31.2)%
Other gross profit	8,712	4,019	116.8%
Wholesale vehicle gross profit (loss)	(138)	130	(206.2)%
Total gross profit	$10,788	$7,366	46.5%

Unit sales information:
Ecommerce vehicle unit sales	6,714	4,452	50.8%
Wholesale vehicle unit sales	1,975	1,527	29.3%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$27,269	$19,981	36.5%
Wholesale vehicles	$14,069	$8,534	64.9%

Gross profit per unit(1):
Ecommerce gross profit per unit	$330	$723	(54.4)%
Other gross profit per unit	1,298	903	43.7%
Wholesale gross profit (loss) per unit	(21)	29	(172.4)%
Total gross profit per unit	$1,607	$1,655	(2.9)%

Non-financial metrics
Average monthly unique visitors	822,856	709,409	16.0%
Average days to sale	56	47	19.1%
Ecommerce vehicles available for sale	5,464	3,736	46.3%
# of regional hubs(2)	10	6	66.7%
____________
(1)Gross profit per unit is calculated as gross profit for ecommerce, other and wholesale, each of which divided by the total number of ecommerce units sold in the period.
(2)As of March 31, 2022, the Dallas and Austin Hubs were active for vehicle storage and sales and are included, but had not yet commenced vehicle reconditioning operations.

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
Three Months Ended March 31, 2022
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $94.1 million, or 105.8%, to $183.1 million during the three months ended March 31, 2022, from $89.0 million in the comparable period in 2021. This increase was partly driven by an increase in ecommerce unit sales, as we sold 6,714 ecommerce vehicles in the three months ended March 31, 2022, compared to 4,452 ecommerce vehicles in the three months ended March 31, 2021. The increase in unit sales was driven by increased investment in marketing and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput. The majority of our sales growth resulted from increased market penetration in our six most mature West Coast regions ranging from San Diego to Seattle, with the four more recent Texas locations expected to contribute to sales growth in future periods as their operations mature.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $27,269 for the three months ended March 31, 2022, compared to $19,981 for the three months ended March 31, 2021. This increase in ecommerce ASP was primarily a reflection of increased demand for used vehicles coupled with lower than average inventory levels across the auto market as a whole.
Other Revenue, Net
Other revenue increased by $4.7 million, or 116.8%, to $8.7 million during the three months ended March 31, 2022, from $4.0 million in the comparable period in 2021. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our growing unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $14.8 million, or 113.2%, to $27.8 million during the three months ended March 31, 2022, from $13.0 million in the comparable period in 2021. The increase was primarily due to an increase in wholesale unit sales as we sold 1,975 wholesale vehicles in the three months ended March 31, 2022, compared to 1,527 wholesale vehicles in the three months ended March 31, 2021. This increase in wholesale vehicle revenue was also partly due to a 64.9% increase in ASP driven by favorable conditions in the wholesale auto market.
Cost of Sales
Cost of sales increased by $110.2 million, or 111.7%, to $208.8 million during the three months ended March 31, 2022, from $98.6 million in the comparable period in 2021. The increase was primarily due to an increase in unit sales as we sold 8,689 total vehicles in the three months ended March 31, 2022, compared to 5,979 total vehicles in the three months ended March 31, 2021. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit decreased by $1.0 million, or 31.2%, to $2.2 million during the three months ended March 31, 2022, from $3.2 million in the comparable period in 2021. The decrease was primarily driven by a decrease in ecommerce gross profit per unit, which shrank to $330 per unit for the three months ended March 31, 2022, from $723 per unit in the comparable period in 2021.The decrease in ecommerce vehicle gross profit was also offset by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. This decrease in ecommerce gross profit per unit was largely driven by sell-through of inventory acquired in 2021 during periods of abnormally high used vehicle pricing, which we sold in early in the first quarter of 2022. Ecommerce vehicle gross profit is expected to recover as cohorts of inventory acquired at higher prices are sold through and as pricing is expected to be seasonally higher in the second and third quarters.
Other Gross Profit
Other gross profit increased by $4.7 million, or 116.8%, to $8.7 million during the three months ended March 31, 2022, from $4.0 million in the comparable period in 2021. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in other gross profit was also partly due to increase in other gross profit per unit to $1,298 during the three months ended March 31, 2022, from $903 per unit in the comparable period in 2021. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $0.3 million, or 206.2%, to $(0.1) million during the three months ended March 31, 2022, from $0.1 million in the comparable period in 2021. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $(21) per unit for the three months ended March 31, 2022, from $29 in the comparable period in 2021. The decrease was primarily due to unusually low seasonally adjusted prices in the wholesale market during the quarter.
Components of SG&A

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands)
Compensation and benefits(1)	$30,514	$23,362	30.6%
as a % of revenue	13.9%	22.0%
Marketing expenses	11,909	15,327	(22.3)%
as a % of revenue	5.4%	14.5%
Other costs(2)	21,114	11,545	82.9%
as a % of revenue	9.6%	10.9%
Total selling, general and administrative expenses	$63,537	$50,234	26.5%
as a % of revenue	28.9%	47.4%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and amortized over the estimated useful lives of the related assets. Certain reclassifications have been made to the comparable period to conform to the current presentation. Specifically, $1.1 million of contractor costs were reclassified from other costs to compensation and benefits, and $66 thousand of public relations costs were reclassified from marketing expenses to other costs.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.

Selling, general and administrative expenses increased by $13.3 million, or 26.5%, to $63.5 million during the three months ended March 31, 2022, from $50.2 million in the comparable period in 2021. The increase was partly due to an increase in compensation costs of $7.2 million, driven by the increase in average headcount from 1,037 to 1,299. The increase was offset by a decrease in marketing expense of $3.4 million, which resulted from abnormally high marketing spend in the comparable period caused by overlapping marketing campaigns while the Company transitioned to it current, more efficient brand marketing strategy. Lastly, other costs increased by $9.6 million due primarily to increased selling costs in support of revenue growth.
Selling, general and administrative expenses have decreased as a percentage of revenue from 47.4% to 28.9% as the Company increases in scale and begins to achieve operating leverage. The decrease in marketing expense as percentage of revenue is also due to investments in brand marketing increasing the efficiency of our marketing spend and the transition-related expense in the comparable period discussed above.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through March 31, 2022 primarily includes proceeds from the Merger and PIPE financing completed in October 2020, issuance of convertible notes, and proceeds from the Flooring Line of Credit facility with Ally ("Ally FLOC"). Refer to Note 5 - Borrowings and Note 8 - Related Party Transactions in our “Notes to Condensed Consolidated Financial Statements” for additional information.
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest payable semi-annually in arrears at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 5 - Borrowings in the “Notes to Condensed Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 6 - Stockholders' Equity), and is using the remaining proceeds for working capital and general corporate purposes.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $497.8 million as of March 31, 2022. During the three months ended March 31, 2022, the Company had negative operating cash flows of $98.4 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Liquidity and Management's Plan
For the three months ended March 31, 2022 and 2021, the Company generated negative cash flows from operations of approximately $98.4 million and $71.5 million, respectively, and generated net losses of approximately $57.0 million and $42.8 million, respectively. As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $94.9 million and total working capital of $127.9 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via its merger with Insurance Acquisition Corp. in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 5 - Borrowings). As further discussed in Note 14 - Subsequent Events, the Company has entered into an "At the Market" (ATM) facility that allows it to raise capital via the sale of its Class A Common Stock. The Company is also actively engaged in other efforts to raise debt or equity capital.
The Company's plan is to raise additional capital through the ATM and other capital-raising efforts to provide net proceeds which the Company believes will be sufficient to provide the liquidity necessary to satisfy its obligations over the next twelve months. The Company's ability to raise capital from the ATM facility may be constrained by the price of and demand for the Company's Class A Common Stock. There can be no assurance that net proceeds from the ATM will be sufficient, or that the Company will be able to complete its other planned capital raising efforts and raise sufficient additional capital that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued or available to be issued. Management determined as a result of this evaluation the Company’s losses and negative cash flows from operations since inception, combined with its current cash and working capital position, raise substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Debt obligations
See Note 5 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Three Months Ended March 31, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(98,370)	$(71,475)
Net cash, cash equivalents, and restricted cash used in investing activities	(3,772)	(2,488)
Net cash, cash equivalents, and restricted cash provided by financing activities	14,584	17,137
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $98.4 million, an increase of $26.9 million from cash used in operating activities of $71.5 million for the three months ended March 31, 2021. The increase is primarily due to an increase in net loss of $14.3 million, an increase in cash used to pay accrued expenses of $9.2 million, and increase in cash used to acquire inventory of $12.6 million and a decrease in stock-based compensation of $4.0 million, offset by a $12.9 million increase in cash provided by collections of accounts receivable.

Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities of $3.8 million was primarily driven by the capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $14.6 million, primarily due to net proceeds from the Flooring Line of Credit of $16.8 million (See Note 5 - Borrowings of the “Notes to Condensed Consolidated Financial Statements”).
Contractual Obligations
As of March 31, 2022 and December 31, 2021, the Company reported a liability for vehicles acquired under OEM program of $3.2 million and $3.6 million, respectively. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
The Company has various operating leases of real estate and equipment. See Note 9 - Leases to the accompanying condensed consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021 except as described in Note 1 - Description of the Business and Accounting Policies to the accompanying condensed consolidated financial statements under the heading "Recently Adopted Accounting Standards."
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk

Our primary market risk exposure related to our debt is changing interest rates. We had total outstanding debt of $100.0 million under our Flooring Line of Credit as of March 31, 2022. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate consisting of a fixed spread to a prime rate. Refer to Note 5 - Borrowings of the accompanying condensed consolidated financial statements for more detail on this variable interest rate. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $1 million at March 31, 2022.

Our long-term debt, consisting of our Convertible Notes (as defined in Note 5 - Borrowings to the accompanying condensed consolidated financial statements) and operating leases have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

2. Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. The first material weakness relates to lack of a process to demonstrate commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment, and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Remediation efforts undertaken by the Company in 2021 identified an additional material weakness related to insufficient selection and development of Information Technology General Controls (ITGCs) to support the achievement of objectives.

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
•The Company engaged external consultants to assist the Company in designing, implementing, and monitoring an appropriate system of internal control, including ITGCs.
•The Company is executing several initiatives to strengthen our ITGC environment, including but not limited to:
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

4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of March 31, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as follows:
The Company’s losses and negative cash flows from operations since inception, combined with its current cash and working capital position, raise substantial doubt about the Company’s ability to continue as a going concern.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of 497.8 million as of March 31, 2022. During the three months ended March 31, 2022, the Company had negative operating cash flows of $98.4 million. As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $94.9 million and total working capital of $127.9 million. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. However, there is substantial doubt about the Company’s ability to continue as a going concern.
Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing or generate profitable operations. Historically we have funded operations through issuances of common and preferred stock and through a reverse recapitalization via our merger with Insurance Acquisition Corp. in October 2020. We have also historically funded vehicle inventory purchases through our vehicle floorplan facilities. There can be no assurance that additional financing will be available or will be available on commercially reasonable terms. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into strategic alliances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of March 14, 2022, by and among Shift Technologies, Inc., Fair Financial Corp., Fair IP, LLC, and, solely for purposes of Article IV, Article IX and Article X thereof, Cayman Project 2 Limited (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 15, 2022).

10.1
Commitment Letter, dated March 14, 2022, by and between Shift Technologies, Inc. and SoftBank Group Corp (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 15, 2022).

10.2
Controlled Equity OfferingSM Sales Agreement, dated as of May 6, 2022, by and among Shift Technologies, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed on May 6, 2022).

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
May 10, 2022