Form 10-Q
period 2022-06-30
SHIFT TECHNOLOGIES, INC.
filed 2022-08-09
CIK 1762322

XBRL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2022 the registrant had 84,824,518 shares of Class A common stock outstanding.

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

•impairment charges;

•changes in interest rates;

•volatility in the price of our Class A common stock;

•issuances of our Class A common stock and future sales of our Class A common stock;

•our ability to establish and maintain effective internal control over financial reporting

•the effect of the announcement of the restructuring on our ability to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom we do business;

•our ability to successfully integrate Fair Dealer Services, LLC’s operations, technologies and employees;

•the ability to realize anticipated benefits and synergies of the Fair acquisition, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings;

•the ability to ensure continued performance and market growth of the combined company’s business; and

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$88,482	$182,616
Accounts receivable, net of allowance for doubtful accounts of $293 and $304	8,899	20,084
Inventory	136,566	122,743
Prepaid expenses and other current assets	5,140	7,392
Total current assets	239,087	332,835
Property and equipment, net	10,131	7,940
Operating lease right-of-use assets	38,110	—
Capitalized website and internal use software costs, net	24,047	9,262
Restricted cash, non-current	11,800	11,725
Goodwill	2,524	—
Deferred borrowing costs	414	564
Other non-current assets	3,132	3,414
Total assets	$329,245	$365,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,049	$15,175
Accrued expenses and other current liabilities	30,010	43,944
Current maturities of operating lease liabilities	6,663	—
Flooring line of credit	93,830	83,252
Total current liabilities	154,552	142,371
Long-term debt, net	162,341	144,335
Non-current operating lease liabilities	34,814	—
Other non-current liabilities	1,645	3,762
Total liabilities	353,352	290,468

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 85,124,455 and 81,369,311 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	525,841	515,975
Accumulated deficit	(549,957)	(440,711)
Total stockholders’ equity (deficit)	(24,107)	75,272
Total liabilities and stockholders’ equity (deficit)	$329,245	$365,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Ecommerce revenue, net	$194,981	$129,688	$378,062	$218,642
Other revenue, net	9,220	5,075	17,931	9,094
Wholesale vehicle revenue	19,532	20,087	47,319	33,118
Total revenue	223,733	154,850	443,312	260,854
Cost of sales	211,855	138,519	420,647	237,158
Gross profit	11,878	16,331	22,665	23,696
Operating expenses:
Selling, general and administrative expenses	58,744	48,143	122,281	98,378
Depreciation and amortization	2,459	1,561	4,139	2,662
Total operating expenses	61,203	49,704	126,420	101,040
Loss from operations	(49,325)	(33,373)	(103,755)	(77,344)
Change in fair value of financial instruments	—	3,470	—	5,624
Interest and other expense, net	(2,846)	(1,758)	(5,424)	(2,696)
Net loss before income taxes	(52,171)	(31,661)	(109,179)	(74,416)
Provision for income taxes	27	—	68	—
Net loss and comprehensive loss attributable to common stockholders	$(52,198)	$(31,661)	$(109,247)	$(74,416)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.41)	$(1.37)	$(0.95)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	80,952,782	78,046,020	79,902,644	78,000,870
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	81,369,311	$8	$515,975	$(440,711)	$75,272
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	1,300,295	—	(2,162)	—	(2,162)
Issuance of common stock upon exercise of vested options	12,309	—	3	—	3
Repurchase of shares related to early exercised options	(2,784)	—	—	—	—
Vesting of early exercised options	—	—	35	—	35
Stock-based compensation	—	—	4,517	—	4,517
Net loss and comprehensive loss	—	—	—	(57,048)	(57,048)
Balance at March 31, 2022	82,679,131	$8	$518,368	$(497,759)	$20,617
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	387,567	—	(291)	—	(291)
Issuance of shares as consideration in business combinations	2,066,978	1	2,480	—	2,481
Repurchase of shares related to early exercised options	(9,221)	—	—	—	—
Vesting of early exercised options	—	—	24	—	24
Stock-based compensation	—	—	5,260	—	5,260
Net loss and comprehensive loss	—	—	—	(52,198)	(52,198)
Balance at June 30, 2022	85,124,455	$9	$525,841	$(549,957)	$(24,107)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant exchange	125,160	—	(497)	—	(497)
Issuance of common stock upon exercise of vested options	107,645	—	200	—	200
Vesting of early exercised options	—	—	132	—	132
Repurchase of shares related to early exercised options	—	—	1	—	1
Stock-based compensation	—	—	8,375	—	8,375
Net loss and comprehensive loss	—	—	—	(42,755)	(42,755)
Balance at March 31, 2021	84,136,987	$8	$519,828	$(317,198)	$202,638
Purchase of capped calls	—	—	(28,391)	—	(28,391)
Issuance of common stock upon exercise of vested options	31,679	—	101	—	101
Repurchase of shares related to early exercised options	(5,849)	—	—	—	—
Vesting of early exercised options	—	—	114	—	114
Stock-based compensation	—	—	5,651	—	5,651
Net loss and comprehensive loss	—	—	—	(31,661)	(31,661)
Balance at June 30, 2021	84,162,817	$8	$497,303	$(348,859)	$148,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,247)	$(74,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,957	2,883
Stock-based compensation expense	9,115	13,608
Change in fair value of financial instruments	—	(5,624)
Amortization of operating lease right-of-use assets	5,751	—
Contra-revenue associated with milestones	318	318
Amortization of debt discounts	843	—
Changes in operating assets and liabilities:
Accounts receivable	11,185	(9,906)
Inventory	(14,001)	(73,365)
Prepaid expenses and other current assets	784	(1,019)
Other non-current assets	71	75
Accounts payable	8,712	1,373
Accrued expenses and other current liabilities	(11,802)	3,389
Operating lease liabilities	(3,160)	—
Other non-current liabilities	(1,659)	1,805
Net cash, cash equivalents, and restricted cash used in operating activities	(98,133)	(140,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,358)	(2,921)
Capitalized website internal-use software costs	(5,072)	(2,934)
Business acquisition	(15,000)	—
Net cash, cash equivalents, and restricted cash used in investing activities	(23,430)	(5,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	270,083	162,241
Repayment of flooring line of credit facility	(259,505)	(126,504)
Exchange of warrants for cash	—	(497)
Proceeds from Senior Unsecured Notes, net of discounts	19,591	—
Payment of debt issuance costs	(175)	—
Proceeds from issuance of convertible notes	—	143,768
Premiums paid for Capped Call Transactions	—	(28,391)
Proceeds from stock option exercises, including from early exercised options	3	301
Payment of tax withheld for common stock issued under stock-based compensation plans	(2,453)	—
Repurchase of shares related to early exercised options	(40)	(15)
Net cash, cash equivalents, and restricted cash provided by financing activities	27,504	150,903
Net increase (decrease) in cash, cash equivalents and restricted cash	(94,059)	4,169
Cash, cash equivalents and restricted cash, beginning of period	194,341	235,541
Cash, cash equivalents and restricted cash, end of period	$100,282	$239,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,221	$427
Cash paid for income taxes	125	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$163	$525
Vesting of exercised options	59	246
Stock-based compensation capitalized to internal-use software	662	418
Issuance of shares as consideration in business acquisitions	2,481	—
Imputation of debt discounts reducing consideration transferred in business acquisitions	2,103	—
Establishment of operating lease right of use assets and lease liabilities
Operating lease right of use assets	42,602	—
Operating lease liabilities	43,378	—
Other Assets	1,716	—
Other Liabilities	2,492	—
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act will significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of June 30, 2022, the Company had repaid $0.6 million of the $1.3 million originally deferred. As required, the remaining deferred amount will be paid by December 31, 2022.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The interim condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of stockholders' equity (deficit) for the three and six months ended June 30, 2022 and 2021, and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K, and in management’s opinion, reflect all adjustments, which are normal and recurring in nature, necessary for the fair financial statement presentation of the Company’s condensed consolidated balance sheet as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 16, 2022.
Liquidity and Management's Plan
For the six months ended June 30, 2022 and 2021, the Company generated negative cash flows from operations of approximately $98.1 million and $140.9 million, respectively, and generated net losses of approximately $109.2 million and $74.4 million, respectively. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $88.5 million and total working capital of $84.5 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via its merger with Insurance Acquisition Corp. in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 7 - Borrowings). As further discussed in Note 8 - Stockholders' Equity (Deficit), the Company has entered into an "At the Market" (ATM) facility that allows it to raise capital via the sale of its Class A Common Stock. The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital, whether through the ATM or other capital-raising efforts to provide net proceeds which the Company believes will be sufficient to provide the liquidity necessary to satisfy its obligations over the next twelve months. The Company's ability to raise capital from the ATM facility may be constrained by the price of and demand for the Company's Class A Common Stock. There can be no assurance that net proceeds from the ATM will be sufficient, or that the Company will be able to complete its other planned capital raising efforts and raise sufficient additional capital that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company has also begun to implement the Project Focus Restructuring Plan (“Project Focus”, the “Plan”), which is designed to improve the Company’s liquidity by improving unit economics and reducing selling, general, and administrative expenses. The Plan seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 16 - Subsequent Events for additional information.
In August 2022, the Company announced the Agreement and Plan of Merger between the Company and CarLotz, Inc. (the “CarLotz Merger”). The Merger is expected to close in the near the end of 2022, contingent upon the resolution of certain conditions to closing. The CarLotz Merger is expected to increase the liquidity available to the combined entity by adding the cash resources of legacy CarLotz to the combined entity and obviating the need for legacy Carlotz to invest in technologies already developed by Shift. There can be no guarantee that the conditions to closing will be met, or that once closed the acquisition will provide any of the expected benefits.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2022 and December 31, 2021, the Company had no assets or liabilities measured at fair value.
In connection with the closing of the Merger, 6,000,218 shares of the Company’s Class A common stock (the “Escrow Shares”) were deposited into an escrow account, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the Merger. The Escrow Shares will be released to the beneficiaries if the following conditions are achieved following October 13, 2020, the date of the closing of the Merger:
i.if at any time during the 12 months following the closing, the closing share price of the Company’s Class A common stock is greater than $12.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released; and

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
ii. if at any time during the 30 months following the closing, the closing share price of the Company’s Class A common stock is greater than $15.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released.
iii.If, during the 30 months following the closing, there is a change of control (as defined in the Merger Agreement) that will result in the holders of the Company’s Class A common stock receiving a per share price equal to or in excess of $10 per share (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the Class A common stock after the date of the Merger), then all remaining Escrow Shares shall be released to the Legacy Shift stockholders effective as of immediately prior to the consummation of such change of control.
The Escrow Shares are legally outstanding and the beneficiaries retain all voting, dividend and distribution rights applicable to the Company’s Class A common stock while the shares are in escrow. If the conditions for the release of the Escrow Shares are not met, the shares and any dividends or distributions arising therefrom shall be returned to the Company. The Escrow Shares are not considered outstanding for accounting purposes, and as such are excluded from the calculation of basic net loss per share (see Note 14).
The Escrow Shares meet the accounting definition of a derivative financial instrument. Prior to the cancellation of the first tranche on October 13, 2021, the number of Escrow Shares that would have ultimately been released was partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, and therefore the Escrow Shares were not considered to be indexed to the Company’s Class A common stock and were therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was initially recorded to financial instruments liability on the condensed consolidated balance sheets at fair value as of the date of the Merger. Subsequent changes in the fair value of the liability were recorded to change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
The Escrow Shares were remeasured on a recurring basis using Level 3 inputs. The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our Class A common stock. The expected annual volatility of our Class A common stock was estimated to be 69.69% as of June 30, 2021, based on the historical volatility of comparable publicly traded companies.
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021
Balance as of January 1,	$25,230
Remeasurement of Escrow Shares liability	(5,624)
Balance as of June 30,	$19,606
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
During the six months ended June 30, 2021, the Company recognized a gain related to the change in fair value of the Escrow Shares of $5.6 million, which is included in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
Business Combinations

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company’s Consolidated Financial Statements starting on the acquisition date. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.

Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on available historical information as well as future expectations, and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, acquired technology, backlog, trade names, and non-compete agreements.
Goodwill
Goodwill and indefinite-lived intangible assets are not amortized but rather tested for impairment annually in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill for all periods presented.
Correction of an Immaterial Error
For the three months ended June 30, 2022, the Company recognized $0.3 million of rent expense in selling, general and administrative expenses, $10.6 million of right-of-use assets, $10.7 million of operating lease liabilities, and a reduction of $0.2 million to prepaid expenses and other current assets as an out-of-period adjustment. The adjustment is not material to the condensed consolidated financial statements for the quarter ended March 31, 2022 or to any previously filed interim or annual periods.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In October 2021, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under new guidance, an acquirer is required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the guidance during the second quarter of 2022 with no material impact to the Company’s condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. BUSINESS COMBINATIONS
Fair Dealer Services, LLC
On May 11, 2022, the Company completed the acquisition of certain automotive dealer marketplace assets and all of the issued and outstanding limited liability company interests of Fair Dealer Services, LLC (“Fair”), a Delaware limited liability company (collectively, the “Marketplace Assets”), from Fair Financial Corp., a Delaware corporation and Fair IP, LLC (“Fair IP”), a Delaware limited liability company, and (for limited purposes) Cayman Project 2 Limited, a company incorporated under the laws of Cayman Islands (“SB LL Holdco”), pursuant to the terms of the Amended and Restated Purchase Agreement dated May 11, 2022. The Company purchased the Marketplace Assets in order to acquire software and other assets to enable the listing of inventory owned by third-party dealerships for sale on the Company’s ecommerce platform. The Company determined that the Marketplace Assets meet the definition of a business and the purchase is properly accounted for as a business combination.
During the three and six months ended June 30, 2022, the Company incurred $1.6 million and $3.2 million of transaction related costs, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
The consideration for the Marketplace Assets consisted of cash in the amount of $15.0 million (the “Cash Consideration”) and 2,066,978 shares of the Company’s Class A common stock (such shares being equal to 2.5% of the issued and outstanding shares of the Company’s Class A common stock as of immediately prior to the closing of the transactions contemplated by the Amended and Restated Purchase Agreement) (the “Stock Consideration”). The shares were issued and valued as of May 11, 2022 at a per share market closing price of $1.20.
The Company financed the acquisition of the Marketplace Assets through the issuance of the Senior Unsecured Notes to SB LL Holdco (See Note 7 - Borrowings). The stated interest rate on the Senior Unsecured Notes was determined to be below the market rate of interest, effectively providing a discount on the purchase price of the Marketplace Assets. Therefore, the Company recognized an imputed discount of $2.1 million on the Senior Unsecured Notes based on an estimated market rate of interest of 10.5%, and a corresponding reduction to the consideration transferred for the purchase of the Marketplace Assets.
The intangible assets acquired were recorded at their fair values as of the acquisition date. Management estimated the fair value of intangible assets in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to adjustments. Balances subject to adjustment primarily include the valuations of acquired assets and tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized.

Estimated Fair Value
Capitalized website and internal use software costs, net	$12,500
Other intangible assets - Trade name	100
Other intangible assets - Dealer network	100
Prepaid expenses and other current assets	154
Goodwill	2,524
Total fair value of purchase price	$15,378

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Identifiable Intangible Assets
The Company acquired intangible assets that consisted primarily of developed software, which had an estimated fair value of $12.5 million, and which is included in capitalized website and internal use software costs, net on the condensed consolidated balance sheets. The Company also acquired other intangible assets with a total estimated fair value of $0.2 million. The Cost to Recreate Method was used to value the acquired developed software asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return. The other intangible assets are included in other non-current assets on the condensed consolidated balance sheets. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of three years for the capitalized internal use software and trade name, and one year for the dealer network.
Goodwill
The goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s expertise with Fair’s technology, resource base, and ability to effectively integrate the Marketplace Assets with the Company's existing ecommerce platform. This goodwill is not deductible for income tax purposes.
Pro forma information
The unaudited pro forma results presented below include the effects of the Fair acquisition as if it had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the integration of Fair. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred as of January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$223,733	$154,850	$443,312	$260,854
Loss from operations	(51,666)	(38,385)	(110,906)	(87,240)
Net loss and comprehensive loss attributable to common stockholders	$(54,651)	$(37,102)	$(116,849)	$(85,171)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.46)	$(1.46)	$(1.05)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	81,884,057	80,112,998	79,902,644	81,398,634

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Equipment	$10,224	$8,753
Furniture and fixtures	339	252
Leasehold improvements	3,358	1,258
Total property and equipment	13,921	10,263
Less: accumulated depreciation	(3,790)	(2,323)
Property and equipment, net	$10,131	$7,940
Depreciation expense related to property and equipment was $0.9 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense related to property and equipment was $1.5 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense related to reconditioning facilities for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.1 million, respectively. Depreciation expense related to reconditioning facilities for the six months ended June 30, 2022 and 2021 was $0.8 million and $0.2 million, respectively. Depreciation expense related to reconditioning facilities is included in cost of sales with the remainder included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
4. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	42,571	24,433
Less: accumulated amortization	(18,909)	(15,556)
Capitalized website and internal-use software development costs, net	$24,047	$9,262
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $2.1 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. Amortization of capitalized software development costs amounted to $3.5 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the remaining weighted-average amortization period for internal-use capitalized software intangible assets was approximately 2.5 years. The expected annual amortization expense to be recognized in future years as of June 30, 2022 consists of the following (in thousands):

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2022
Remainder of 2022	$5,102
2023	9,093
2024	7,213
2025	2,254
Thereafter	—
Total amortizable costs	$23,662
Nonamortizable costs	385
Total capitalized website and internal-use software development costs	$24,047
5. GOODWILL
On May 11, 2022 the Company acquired the Marketplace Assets for consideration totaling $15.4 million (See Note 2 - Business Combinations). The purchase price was allocated to tangible assets of $0.2 million and intangible assets of $12.7 million based on their fair values on the acquisition date. Goodwill represents the excess purchase price over the fair value of the net assets acquired. The excess of the purchase price over the amounts allocated to assets acquired was recorded to Goodwill, in the amount of $2.5 million, which is included in the retail segment.
Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the three and six months ended June 30, 2022.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Liability for vehicles acquired under OEM program	$4,385	$3,550
Accrued payroll related costs	6,515	15,890
Provision for DMV refunds	1,219	1,170
Accrued sales taxes	7,976	13,787
Common stock subject to repurchase liability, current	94	142
Interest payable	961	910
Provision for sales returns and cancellations	4,400	3,302
Other accrued expenses	4,460	5,193
Total accrued expenses and other current liabilities	$30,010	$43,944
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
Provision for sales returns and cancellations in the table above as of December 31, 2021 has been disaggregated to be shown separately from other accrued expenses to conform to the presentation as of June 30, 2022.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. BORROWINGS
Senior Unsecured Notes
On May 11, 2022, in connection with the Fair acquisition (See Note 2 - Business Combinations), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) by and between the Company, each of the Company’s subsidiaries party thereto as guarantors (each, a “Guarantor” and, collectively, the “Guarantors”), and SB LL Holdco, Inc., a Delaware corporation (“SB LL Holdco”). Pursuant to the Note Purchase Agreement and the terms and conditions set forth therein, the Company agreed to issue and sell, and SB LL Holdco agreed to purchase, 6.00% Senior Unsecured Notes due May 11, 2025 with a principal amount of $20.0 million (the “Senior Unsecured Notes”) in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).
The Senior Unsecured Notes bear interest at a rate of 6.00% per annum and will mature on May 11, 2025. The Company may, at its option, prepay the Senior Unsecured Notes in their entirety (i) if prior to November 11, 2024, at 100% of the principal amount plus accrued and unpaid interest thereon to (but excluding) such date and a premium specified therein, or (ii) if on or after November 11, 2024, at 100% of the principal amount plus accrued and unpaid interest thereon to (but excluding) such date. The Senior Unsecured Notes are senior unsecured indebtedness of the Company.
As of June 30, 2022, discounts and deferred borrowing costs related to the Senior Unsecured Notes totaled $2.6 million and $0.2 million, respectively, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recorded $0.2 million of contractual interest expense and $0.1 million, respectively, of discount and deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss.
The estimated fair value of the Senior Unsecured Notes (Level 2) at June 30, 2022 was $16.1 million.
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
Unamortized deferred borrowing costs at June 30, 2022 were $5.1 million, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three months ended June 30, 2022, the Company recorded $1.8 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization, respectively. For the six months ended June 30, 2022, the Company recorded $3.6 million of contractual interest expense and $0.6 million, respectively, of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company recorded $0.7 million of contractual interest expense and $0.1 million, respectively, of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73%.
The estimated fair value of the Notes (Level 2) at June 30, 2022 was $41.8 million.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 8 - Stockholders' Equity (Deficit)), and is using the remaining proceeds for working capital and general corporate purposes.
Ally Flooring Line of Credit
On December 9, 2021, the Company entered into a $100.0 million flooring line of credit facility with Ally Bank to finance its used vehicle inventory (the “Ally FLOC”), which is secured by substantially all of the Company’s assets. Borrowings under the Ally FLOC bear interest at the Prime Rate (as defined in the agreement) plus 1.50%. As of June 30, 2022, the weighted average interest rate on borrowings outstanding under the Ally FLOC was 6.25%. As of June 30, 2022, the Company had an outstanding balance under the facility of $93.8 million and $6.2 million of unused capacity. As of December 31, 2021, the Company had an outstanding balance under the facility of $83.3 million and $16.7 million in unused capacity.
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
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the company to maintain at least 10% equity in the Company’s total inventory balance. As of June 30, 2022, the Company was in compliance with all covenants related to the Ally FLOC.
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
8. STOCKHOLDERS' EQUITY (DEFICIT)
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
The settlement amount of the Capped Call Transactions at June 30, 2022 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $8.43 at any time over the 40 consecutive trading days immediately prior to settlement.
At-the-Market Offering
On May 6, 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell, at its option, shares of the Company’s Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million (the “Placement Shares”), through the Agent, as its sales agent, from time to time at prevailing market prices in an “at-the-market offering” within the meaning of Rule 415 of the Securities Act, including sales made to the public directly on or through the Nasdaq Capital Market and any other trading market for shares of our Class A common stock (the “Offering”).
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
As of June 30, 2022, the Company had not sold any shares pursuant to the Sales Agreement.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. STOCK-BASED COMPENSATION PLANS
The Company’s 2014 Stock Option Plan (the “2014 Plan”) provides for the grant of restricted stock awards and incentive and non-qualified options and to purchase Class A common stock to officers, employees, directors, and consultants. Options granted to employees and non-employees generally vest ratably over four to five years, with a maximum contractual term of ten years. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan. The number of shares authorized for issuance under the 2014 Plan was reduced to the number of shares subject to awards outstanding under the 2014 Plan immediately after the Merger. As a result, no further awards will be made under the 2014 Plan. Shares reserved for awards that are subsequently expired or forfeited will no longer be returned to the pool of shares authorized for issuance under the 2014 Plan.
Each Legacy Shift option from the 2014 Plan that was outstanding immediately prior to the Merger, whether vested or unvested, was converted into an option to purchase a number of shares of post-Merger Class A common stock (each such option, a "Converted Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shift common stock subject to such Legacy Shift option immediately prior to the Merger and (ii) the equity award exchange ratio. The per share exercise price for each share of post-Merger Class A common stock issuable upon exercise of the Converted Option is equal to the exercise price per Legacy Shift share of each Legacy Shift option immediately before the Merger, with certain adjustments necessary to preserve ISO classification of awards for income tax purposes. The mechanism of conversion resulted in the fair value of each Converted Option award equaling the fair value of the corresponding Legacy Shift option award immediately prior to the consummation of the Merger. Except as specifically provided in the Merger Agreement, following the Merger, each Converted Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shift option immediately prior to the consummation of the Merger. All stock option activity was retroactively restated to reflect the Converted Options. No stock options were granted during the three and six months ended June 30, 2022.
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
In June 2022, the Company's Compensation Committee adopted the 2022 Employment Inducement Plan and granted at total of 461,650 inducement RSU awards to form Fair employees joining the Company following the acquisition of the Marketplace Assets (see Note 2 - Business Combinations). The grants of restricted stock units were promised to each of the employees in their employment agreements or offer letters with the Company as a material inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). All awards will vest subject to continued employment and vest on May 20, 2023.
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2021	1,597,793	$1.59	7.47	$3,574
Granted	—	—
Exercised	(12,309)	0.22
Forfeited	(41,522)	4.07
Cancelled (expired)	(51,990)	3.60
As of June 30, 2022	1,491,972	$1.46	6.90	$411
Exercisable as of June 30, 2022	1,491,972	$1.46	6.90	$411

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Activity related to employee and non-employee RSU awards issued under the 2020 Plan and the 2022 Employment Inducement Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2021	9,733,977	$6.14	2.21	$33,193
Granted	3,688,452	1.87
Vested	(1,549,763)	7.49
Forfeited	(3,192,284)	7.60
Unvested as of June 30, 2022	8,680,382	$4.29	1.26	$5,843
Vested and unreleased	207,699
Outstanding as of June 30, 2022	8,888,081
Unvested RSUs as of June 30, 2022 include 1,021,544 RSUs that vest if the closing price of the Company's Class A common stock exceeds thresholds ranging from $23 to $28 during the two year period following the second anniversary of the later of the closing of the Merger or the grantee's date of hire. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our Class A common stock.
Stock-Based Compensation Expense
For the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $4.9 million and $5.4 million, respectively. In addition, the Company capitalized stock-based compensation costs for the three months ended June 30, 2022 and 2021 of $0.3 million and $0.2 million, respectively, to capitalized website and internal use software costs, net.
For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $9.1 million and $13.6 million, respectively. In addition, the Company capitalized stock-based compensation costs for the six months ended June 30, 2022 and 2021 of $0.7 million and $0.4 million, respectively, to capitalized website and internal use software costs, net.
As of June 30, 2022, there was $30.7 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.13 years.
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
As of June 30, 2022 and December 31, 2021, the Company has recorded a liability of $0.1 million and $0.2 million relating to 32,360 and 59,639 options that were exercised but not vested, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. RELATED PARTY TRANSACTIONS
Sales with Related Party
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended June 30, 2022 and 2021, the Company recognized zero and $4.6 million, respectively, of sales from the OSM agreement with Lithia. During the six months ended June 30, 2022 and 2021, the Company recognized approximately $4.7 million and $6.9 million, respectively, of sales from the OSM agreement with Lithia. The OSM program was terminated in the second quarter of 2022 with the last sale to Lithia being in March 2022.
Accounts Receivable from Related Party
As of June 30, 2022 and December 31, 2021, the Company had $0.2 million and $2.1 million in outstanding accounts receivable from Lithia, which is comprised of $0.1 million and $2.0 million, respectively, in vehicle sales and $25 thousand and $77 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During both of the three months ended June 30, 2022 and 2021, the Company amortized $0.2 million and during both of the six months ended June 30, 2022 and 2021 the Company amortized $0.3 million of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, the remaining asset, net of amortization, was $0.9 million and $1.2 million, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expired on October 12, 2021. During the three and six months ended June 30, 2021, total costs related to these agreements were $50 thousand and $100 thousand, respectively. The lease costs were expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate was 1.50% per annum based on a daily outstanding flooring line of credit and was payable monthly to Lithia. For the three months ended June 30, 2021, the Company recorded $5 thousand of interest and $0.8 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021, the Company recorded $36 thousand of interest and $1.6 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The guarantee expired coterminously with the FLOC on October 11, 2021.
Accounts Payable Due to Related Party
As of June 30, 2022 and December 31, 2021 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.2 million and $0.2 million, respectively.
11. LEASES
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s lease costs and activity for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease cost
Operating lease cost	$5,224	$7,386
Short-term lease cost	253	1,085
Variable lease cost	191	376
Total lease cost	$5,668	$8,847

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$2,010	$3,935

Weighted average remaining lease term - operating leases (in years)		5.66
Weighted average discount rate - operating leases		7.36%
Operating leases liabilities by maturity date from June 30, 2022 were as follows (in thousands):

Year ended December 31,	Operating Leases
2022	$5,023
2023	9,812
2024	7,952
2025	7,145
2026	7,059
Thereafter	14,742
Total minimum lease payments	$51,733
Less: Imputed interest	10,257
Total lease liabilities	$41,477
As of June 30, 2022, the total minimum lease payments presented above excludes approximately $4.6 million of minimum lease payments for leases of vehicle storage and reconditioning facilities executed but not yet commenced.
Rent expense for operating leases during the three and six months ended June 30, 2021 was $2.2 million and $4.0 million, respectively.
Facility Closure
During the three months ended June 30, 2022, the Company discontinued plans to open additional hub facilities and ceased using certain real estate leaseholds acquired in anticipation thereof. The Company determined that the facility closures should be accounted for under the abandonment model because the short length of the remaining terms of the impacted leases is likely to interfere with the Company's ability to sublease the properties before the end of the lease terms. For the each of the three and six months ended June 30, 2022, the Company recognized additional rent expense of $1.8 million included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss related to the closures.

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
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of June 30, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
13. SEGMENT INFORMATION
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the three and six months ended June 30, 2022 and 2021, the Company did not have sales to customers outside the United States. As of June 30, 2022 and December 31, 2021, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from external customers
Retail	$204,201	$134,763	$395,993	$227,736
Wholesale	19,532	20,087	47,319	33,118
Consolidated	$223,733	$154,850	$443,312	$260,854
Segment gross profit (loss)
Retail	$12,506	$15,978	$23,433	$23,215
Wholesale	(628)	353	(768)	481
Consolidated	$11,878	$16,331	$22,665	$23,696

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross profit	$11,878	$16,331	$22,665	$23,696
Selling, general and administrative expenses	(58,744)	(48,143)	(122,281)	(98,378)
Depreciation and amortization	(2,459)	(1,561)	(4,139)	(2,662)
Change in fair value of financial instruments	—	3,470	—	5,624
Interest and other expense, net	(2,846)	(1,758)	(5,424)	(2,696)
Net loss before income taxes	$(52,171)	$(31,661)	$(109,179)	$(74,416)
14. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss and comprehensive loss attributable to common stockholders	$(52,198)	$(31,661)	$(109,247)	$(74,416)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	80,952,782	78,046,020	79,902,644	78,000,870
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.41)	$(1.37)	$(0.95)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2022	2021
Escrow Shares	3,000,109	6,000,218
Convertible Notes	17,798,340	17,798,340
Stock options	1,491,972	1,889,585
Restricted stock units	8,888,081	8,051,322
Contingently repurchasable early exercise shares	32,360	100,893
Total	31,210,862	33,840,358
15. INCOME TAXES
The Company recorded a provision for income taxes of $27 thousand and zero during the three months ended June 30, 2022 and 2021, respectively, and recorded $68 thousand and zero during the six months ended June 30, 2022 and 2021, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. SUBSEQUENT EVENTS
Project Focus Restructuring Plan
On July 22, 2022, the Company's Board of Directors approved the implementation of Project Focus, a restructuring plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity (“Project Focus”).
In connection with the implementation of the Project Focus, we expect to incur total cash charges of approximately $2.4 million, consisting primarily of severance and other related personnel reduction costs. Additionally, we expect to recognize approximately $11.5 million to $14.5 million of non-cash lease impairment and other charges related to closing physical locations in the third and fourth fiscal quarters of 2022. The charges that the Company expects to incur are subject to a number of assumptions, and actual expenses may differ materially from the estimates disclosed above.
CEO Transition
On August 9, 2022, the Company announced that Jeffrey Clementz will succeed George Arison, our founder, as the Company's Chief Executive Officer. Mr. Arison will continue to serve in his capacity as Chairman of the Board. Mr. Clementz previously served as our President since September 2021. The Company has entered into a new employment agreement with Mr. Clementz in connection with his appointment as Chief Executive Officer.
CarLotz Merger
In August 2022, the Company announced the Agreement and Plan of Merger between the Company and CarLotz, Inc. (the “CarLotz Merger”). The Carlotz Merger is expected to close in the fourth quarter of 2022, contingent upon the resolution of certain conditions to closing.
At closing, each outstanding share of CarLotz Class A common stock will be converted into the right to receive a number of shares of Shift common stock as determined by the Exchange Ratio. The “Exchange Ratio” will be adjusted, immediately prior to closing, to a ratio equal to (i) the product of (A) the number of issued and outstanding shares of Shift common stock immediately prior to the closing and (B) 99.99%, divided by (ii) the number of shares of CarLotz common stock outstanding immediately prior to the closing expressed on a fully-diluted and as-converted to CarLotz common stock basis. The determination of the Exchange Ratio is subject to additional terms and conditions set forth in the Agreement and Plan of Merger.

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
Recent Events
Project Focus Restructuring Plan
On August 9, 2022, the Company announced the implementation of Project Focus, a restructuring plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (“Project Focus”, the “Plan”). The primary elements of the Plan are as follows:
•Optimizing unit economics and GPU, by
◦Streamlining all sales through Shift’s most profitable online checkout channel, which allows consumers to purchase a vehicle entirely online, and eliminating test drives
◦rebalancing inventory mix and assortment to favor Value vehicles, which Shift defines as older than 8 years or over 80,000 miles
•Consolidating Shift’s physical operations to three West Coast hubs in Los Angeles, Oakland, and Portland to efficiently support our new, delivery-centric fulfillment model, and closing seven existing hubs

•Restructuring our workforce around our reduced physical footprint and more-efficient fulfillment model, eliminating approximately 650 positions or 60% of our workforce
•Undertaking additional efforts to reduce spending on overhead
We expect the reduction in force to be completed in the third and fourth quarters of 2022 and the remaining aspects of Plan to be implemented by the end of 2022.
In connection with the implementation of the Project Focus, we expect to incur total cash charges of approximately $2.4, consisting primarily of severance and other related personnel reduction costs. Additionally, we expect to recognize approximately $11.5 to $14.5 million of non-cash lease impairment and other charges related to closing physical locations in the third fiscal quarter of 2022.
The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations.” for more information.
CEO Transition
On August 9, 2022, the Company announced that Jeffrey Clementz will succeed George Arison, our co-founder, as the Company's Chief Executive Officer. Mr. Arison will continue to serve in his capacity as Chairman of the Board of Directors. Mr. Clementz previously served as our President since September 2021. The Company has entered into a new employment agreement with Mr. Clementz in connection with his appointment as Chief Executive Officer.

Business Description
Launched in 2014, Shift operates vehicle inventory inspection, reconditioning and storage centers. For the three months ended June 30, 2022, the Company had $223.7 million in revenue, an increase of 44% compared to $154.9 million of revenue for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company had $443.3 million in revenue, an increase of 70% compared to $260.9 million of revenue for the six months ended June 30, 2021. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration.
Shift’s differentiated strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that Shift has the right car for buyers regardless of interest, need, budget, or credit.
For all ecommerce buyers, Shift offers a full suite of options to consumers to finance and protect their vehicle through our mobile point-of-sale solution. Through our platform, we connect customers to various lending partners for a completely digital end-to-end process for financing and service products. A customer can also complete a short online prequalification form and immediately see a filtered view of cars that meet their budget based on the financing options for which they are likely to be able to qualify. Customers can also get approved for financing before they select a car, making it much more likely that the customer will purchase a car from us.
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the three months ended June 30, 2022, Shift sourced 95% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers provides Shift access to a deep pool of scarce, highly desirable inventory.
Sellers are able to go to Shift.com, submit information on their car, and get a quote instantly. Shift uses a proprietary algorithm for pricing that utilizes current market information about market conditions, demand and supply, and car option data, among other factors. Using proprietary pricing and Shift-built mobile diagnostic tools, Shift provides an immediate quote for a customer’s trade-in vehicle, and will schedule an on-demand evaluation at the customer’s location by a member of Shift’s staff. Shift provides selling customers with information on market rates and, when a customer is ready to sell their car, we can digitally initiate e-contracting and an ACH transfer and conveniently take the car on the seller’s behalf so the seller doesn’t even have to leave his or her home to sell their car.
Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a rating of 4.4 out of 5 stars on Trustpilot as of July 2022, compared to a weighted average review of 2.3 out of 5 stars for our two largest ecommerce peers. These positive experiences are expected to allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle, we will continue to establish a long-term customer base that will return for future transactions.

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended June 30, 2022 and 2021, was $223.7 million and $154.9 million, respectively. Our revenue for the six months ended June 30, 2022 and 2021, was $443.3 million and $260.9 million, respectively.
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
Proprietary machine learning-enabled software inputs vast quantities of data across both the supply and demand sides to optimize our vehicle acquisition strategy. As we accumulate data, we expect to improve the performance of our model to optimize our vehicle selection and disposal.
Vehicle Reconditioning
All of the cars Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our regional reconditioning facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new hub location) to help ensure that they’re safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This operational flexibility in our reconditioning process improves our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house.
Logistics Network
The primary components of our logistics network consists of intra-city Shift personnel and inter-city third-party carriers. Shift personnel are able to transport vehicles to and from customers, while providing a customer friendly white glove experience, including delivery and disposal. This provides the benefit of a seamless experience as well as an on-site sales support agent to guide the customer through the process. Our agreements with long distance haulers allow us to combine the nodes in our network and deliver vehicles between cities. The Company has also recently invested in in-house long-distance hauling capabilities. Strategically, this provides customers with a broad set of inventory and a great speed of delivery.
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

Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Shift Marketplace Launch
Late in the second quarter of 2022, we soft launched our Shift Marketplace powered by Fair (the "Marketplace"). Customers in the greater Los Angeles area are able to shop inventory from both Shift's first-party owned vehicles and third-party dealer partners. While still in the very early stages, we believe the Marketplace business will be a significant contributor to our future growth.
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

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$194,981	$129,688	50.3%	$378,062	$218,642	72.9%
Other revenue, net	9,220	5,075	81.7%	17,931	9,094	97.2%
Wholesale vehicle revenue	19,532	20,087	(2.8)%	47,319	33,118	42.9%
Total revenue	$223,733	$154,850	44.5%	$443,312	$260,854	69.9%

Cost of sales:
Ecommerce vehicle cost of sales	$191,695	$118,785	61.4%	$372,560	$204,521	82.2%
Wholesale vehicle cost of sales	20,160	19,734	2.2%	48,087	32,637	47.3%
Total cost of sales	$211,855	$138,519	52.9%	$420,647	$237,158	77.4%

Gross profit:
Ecommerce vehicle gross profit	$3,286	$10,903	(69.9)%	$5,502	$14,121	(61.0)%
Other gross profit	9,220	5,075	81.7%	17,931	9,094	97.2%
Wholesale vehicle gross profit (loss)	(628)	353	(277.9)%	(768)	481	(259.7)%
Total gross profit	$11,878	$16,331	(27.3)%	$22,665	$23,696	(4.4)%

Unit sales information:
Ecommerce vehicle unit sales	6,872	5,871	17.0%	13,586	10,323	31.6%
Wholesale vehicle unit sales	1,161	1,944	(40.3)%	3,136	3,471	(9.7)%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$28,373	$22,090	28.4%	$27,827	$21,180	31.4%
Wholesale vehicles	$16,823	$10,333	62.8%	$15,089	$9,541	58.1%

Gross profit per unit(1):
Ecommerce gross profit per unit	$478	$1,857	(74.3)%	$405	$1,368	(70.4)%
Other gross profit per unit	1,342	864	55.3%	1,320	881	49.8%
Wholesale gross profit (loss) per unit	(91)	60	(251.7)%	(57)	47	(221.3)%
Total gross profit per unit	$1,729	$2,781	(37.8)%	$1,668	$2,296	(27.4)%

Non-financial metrics
Average monthly unique visitors	833,320	563,497	47.9%	828,088	636,453	30.1%
Average days to sale	63	53	18.9%	60	50	20.0%
Ecommerce vehicles available for sale	5,359	5,200	3.1%	5,359	5,200	3.1%

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
Three Months Ended June 30, 2022
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $65.3 million, or 50.3%, to $195.0 million during the three months ended June 30, 2022, from $129.7 million in the comparable period in 2021. This increase was partly driven by an increase in ecommerce unit sales, as we sold 6,872 ecommerce vehicles in the three months ended June 30, 2022, compared to 5,871 ecommerce vehicles in the three months ended June 30, 2021. The increase in unit sales was driven by increased market penetration in our existing markets and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $28,373 for the three months ended June 30, 2022, compared to $22,090 for the three months ended June 30, 2021. This increase in ecommerce ASP was primarily a reflection of increased demand for used vehicles coupled with lower-than-average inventory levels across the domestic used automotive market as a whole.
Other Revenue, Net
Other revenue increased by $4.1 million, or 81.7%, to $9.2 million during the three months ended June 30, 2022, from $5.1 million in the comparable period in 2021. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue decreased by $0.6 million, or 2.8%, to $19.5 million during the three months ended June 30, 2022, from $20.1 million in the comparable period in 2021. The decrease was primarily due to a decrease in wholesale unit sales as we sold 1,161 wholesale vehicles in the three months ended June 30, 2022, compared to 1,944 wholesale vehicles in the three months ended June 30, 2021. This decrease in wholesale vehicle revenue was offset by a 62.8% increase in ASP driven by favorable conditions in the wholesale auto market.
Cost of Sales
Cost of sales increased by $73.3 million, or 52.9%, to $211.9 million during the three months ended June 30, 2022, from $138.5 million in the comparable period in 2021. The increase was primarily due to an increase in unit sales as we sold 8,033 total vehicles in the three months ended June 30, 2022, compared to 7,815 total vehicles in the three months ended June 30, 2021. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit decreased by $7.6 million, or 69.9%, to $3.3 million during the three months ended June 30, 2022, from $10.9 million in the comparable period in 2021. The decrease was primarily driven by a decrease in ecommerce gross profit per unit, which shrank to $478 per unit for the three months ended June 30, 2022, from $1,857 per unit in the comparable period in 2021. This decrease in ecommerce gross profit per unit was largely driven by atypical vehicle appreciation witnessed in the comparable period of 2021.

The decrease in ecommerce vehicle gross profit was offset by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. This decrease in ecommerce gross profit per unit was largely driven by atypical vehicle appreciation witnessed in the comparable period. Ecommerce vehicle gross profit is expected to recover as cohorts of older inventory acquired at higher prices (lower gross profit) are sold through and as our mix of vehicles shifts towards a more balanced ratio of Core and Value vehicles. Shift defines Value vehicles as being over eight years old or 80,000 miles.
Other Gross Profit
Other gross profit increased by $4.1 million, or 81.7%, to $9.2 million during the three months ended June 30, 2022, from $5.1 million in the comparable period in 2021. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in other gross profit was also partly due to an increase in other gross profit per unit to $1,342 during the three months ended June 30, 2022, from $864 per unit in the comparable period in 2021. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $1.0 million, or 277.9%, to $(0.6) million during the three months ended June 30, 2022, from $0.4 million in the comparable period in 2021. The decrease was primarily driven by a decrease in wholesale gross profit per unit, which shrank to $(91) per unit for the three months ended June 30, 2022, from $60 in the comparable period in 2021. The decrease was primarily due to atypical vehicle appreciation in 2021 due to more severe supply constraints and more favorable economic conditions; as well as a temporary reduction in our acquisition of direct-to-wholesale vehicles as we refine our pricing within this segment of our business.
Components of SG&A

	Three Months Ended June 30,
	2022	2021	Change
	($ in thousands)
Compensation and benefits(1)	$25,985	$23,778	9.3%
as a % of revenue	11.6%	15.4%
Marketing expenses	10,457	10,913	(4.2)%
as a % of revenue	4.7%	7.0%
Other costs(2)	22,302	13,452	65.8%
as a % of revenue	10.0%	8.7%
Total selling, general and administrative expenses	$58,744	$48,143	22.0%
as a % of revenue	26.3%	31.1%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and amortized over the estimated useful lives of the related assets. Certain reclassifications have been made to the comparable period to conform to the current presentation. Specifically, $1.2 million of contractor costs were reclassified from other costs to compensation and benefits, and $84 thousand of public relations costs were reclassified from marketing expenses to other costs.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.

Selling, general and administrative expenses increased by $10.6 million, or 22.0%, to $58.7 million during the three months ended June 30, 2022, from $48.1 million in the comparable period in 2021. The increase was partly due to an increase in compensation costs of $2.2 million, driven by the increase in average headcount from 930 to 1,198. Lastly, other costs increased by $8.8 million due primarily to increased selling costs in support of revenue growth.
Selling, general and administrative expenses have decreased as a percentage of revenue from 31.1% to 26.3% as the Company increases in scale and begins to achieve operating leverage.

Six Months Ended June 30, 2022
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $159.4 million, or 72.9%, to $378.1 million during the six months ended June 30, 2022, from $218.6 million in the comparable period in 2021. This increase was partly driven by an increase in ecommerce unit sales, as we sold 13,586 ecommerce vehicles in the six months ended June 30, 2022, compared to 10,323 ecommerce vehicles in the six months ended June 30, 2021. The increase in unit sales was driven by increased market penetration in our existing markets and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $27,827 for the six months ended June 30, 2022, compared to $21,180 for the six months ended June 30, 2021. This increase in ecommerce ASP was primarily a reflection of increased demand for used vehicles coupled with lower-than-average inventory levels across the auto market as a whole.
Other Revenue, Net
Other revenue increased by $8.8 million, or 97.2%, to $17.9 million during the six months ended June 30, 2022, from $9.1 million in the comparable period in 2021. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $14.2 million, or 42.9%, to $47.3 million during the six months ended June 30, 2022, from $33.1 million in the comparable period in 2021. This increase in wholesale vehicle revenue was primarily due to a 58.1% increase in ASP driven by favorable conditions in the wholesale auto market. The increase was partly offset by an decrease in wholesale unit sales as we sold 3,136 wholesale vehicles in the six months ended June 30, 2022, compared to 3,471 wholesale vehicles in the six months ended June 30, 2021.
Cost of Sales
Cost of sales increased by $183.5 million, or 77.4%, to $420.6 million during the six months ended June 30, 2022, from $237.2 million in the comparable period in 2021. The increase was primarily due to an increase in unit sales as we sold 16,722 total vehicles in the six months ended June 30, 2022, compared to 13,794 total vehicles in the six months ended June 30, 2021. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit decreased by $8.6 million, or 61.0%, to $5.5 million during the six months ended June 30, 2022, from $14.1 million in the comparable period in 2021. The decrease was primarily driven by a decrease in ecommerce gross profit per unit, which shrank to $405 per unit for the six months ended June 30, 2022, from $1,368 per unit in the comparable period in 2021.The decrease in ecommerce vehicle gross profit was also offset by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. This decrease in ecommerce gross profit per unit was largely driven by atypical vehicle appreciation witnessed in the comparable period of 2021; and, sell-through of inventory acquired in late 2021 during periods of abnormally high used vehicle pricing, which we sold early in the first quarter of 2022. Ecommerce vehicle gross profit is expected to improve through a more balanced sales mix of older and newer vehicles as well as through the return of normal depreciation and seasonality cycles.
Other Gross Profit
Other gross profit increased by $8.8 million, or 97.2%, to $17.9 million during the six months ended June 30, 2022, from $9.1 million in the comparable period in 2021. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in other gross profit was also partly due to the increase in other gross profit per unit to 1,320 during the six months ended June 30, 2022, from $881 per unit in the comparable period in 2021. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit decreased by $1.2 million, or 259.7%, to $(0.8) million during the six months ended June 30, 2022, from $0.5 million in the comparable period in 2021. The decrease was partly due to the decrease in wholesale gross profit per unit, which shrank to $(57) per unit for the six months ended June 30, 2022, from $47 in the comparable period in 2021. The decrease was primarily due to a combination of unusually low seasonally adjusted prices in the wholesale market and a reduction in our direct-to-wholesale vehicle acquisitions, which are typically significantly more profitable.
Components of SG&A

	Six Months Ended June 30,
	2022	2021	Change
	($ in thousands)
Compensation and benefits(1)	$56,499	$47,140	19.9%
as a % of revenue	12.7%	18.1%
Marketing expenses	22,366	26,240	(14.8)%
as a % of revenue	5.0%	10.1%
Other costs(2)	43,416	24,998	73.7%
as a % of revenue	9.8%	9.6%
Total selling, general and administrative expenses	$122,281	$98,378	24.3%
as a % of revenue	27.6%	37.7%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and amortized over the estimated useful lives of the related assets. Certain reclassifications have been made to the comparable period to conform to the current presentation. Specifically, $2.3 million of contractor costs were reclassified from other costs to compensation and benefits, and $149 thousand of public relations costs were reclassified from marketing expenses to other costs.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.

Selling, general and administrative expenses increased by $23.9 million, or 24.3%, to $122.3 million during the six months ended June 30, 2022, from $98.4 million in the comparable period in 2021. The increase was partly due to the increase in compensation costs of $9.4 million, driven by the increase in average headcount from 874 to 1,232. The increase was offset by a decrease in marketing expense of $3.9 million, which resulted from abnormally high marketing spend in the comparable period caused by overlapping marketing campaigns while the Company transitioned to it current, more efficient brand marketing strategy. Lastly, other costs increased by $18.4 million due primarily to increased selling costs in support of revenue growth.
Selling, general and administrative expenses have decreased as a percentage of revenue from 37.7% to 27.6% as the Company increases in scale and begins to achieve operating leverage. The decrease in marketing expense as percentage of revenue is also due to investments in brand marketing increasing the efficiency of our marketing spend and the transition-related expense in the comparable period discussed above.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through June 30, 2022 primarily includes proceeds from the Merger and PIPE financing completed in October 2020, issuance of convertible notes and senior unsecured notes, and proceeds from the Flooring Line of Credit facility with Ally ("Ally FLOC"). Refer to Note 7 - Borrowings and Note 10 - Related Party Transactions in our “Notes to Condensed Consolidated Financial Statements” for additional information.
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest payable semi-annually in arrears at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 7 - Borrowings in the “Notes to Condensed Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 8 - Stockholders' Equity (Deficit)), and is using the remaining proceeds for working capital and general corporate purposes.
On May 11, 2022, in conjunction with the acquisition of Fair (See Note 2 - Business Combinations), the Company entered into an agreement with SB LL Holdco, Inc. ("SB LL Holdco") to a sale of $20.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due May 11, 2025 ("Senior Unsecured Notes").
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $550.0 million as of June 30, 2022. During the six months ended June 30, 2022, the Company had negative operating cash flows of $98.1 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Liquidity and Management's Plan
For the six months ended June 30, 2022 and 2021, the Company generated negative cash flows from operations of approximately $98.1 million and $140.9 million, respectively, and generated net losses of approximately $109.2 million and $74.4 million, respectively. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $88.5 million and total working capital of $84.5 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via its merger with Insurance Acquisition Corp. in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 7 - Borrowings to the accompanying condensed consolidated financial statements). In addition, the Company has entered into an "At the Market" (ATM) facility that allows it to raise capital via the sale of its Class A Common Stock ( see Note 8 - Stockholders' Equity (Deficit) to the accompanying condensed consolidated financial statements). The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital, whether through the ATM or other capital-raising efforts to provide net proceeds which the Company believes will be sufficient to provide the liquidity necessary to satisfy its obligations over the next twelve months. The Company's ability to raise capital from the ATM facility may be constrained by the price of and demand for the Company's Class A Common Stock. There can be no assurance that net proceeds from the ATM will be sufficient, or that the Company will be able to complete its other planned capital raising efforts and raise sufficient additional capital that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company has also begun to implement the Project Focus Restructuring Plan (“Project Focus”, the “Plan”), which is designed to improve the Company’s liquidity by improving unit economics and reducing selling, general, and administrative expenses. The Plan seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 16 - Subsequent Events to the accompanying condensed consolidated financial statements for additional information.
In August 2022, the Company announced the Agreement and Plan of Merger between the Company and CarLotz, Inc. (the “CarLotz Merger”). The Merger is expected to close in the fourth quarter of 2022, contingent upon the resolution of customary conditions to closing. The CarLotz Merger is expected to increase the liquidity available to the combined entity by adding the cash resources of legacy CarLotz to the combined entity and obviating the need for legacy Carlotz to invest in technologies already developed by Shift. There can be no guarantee that the conditions to closing will be met, or that once closed the acquisition will provide any of the expected benefits.
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

Debt obligations
See Note 7 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Six Months Ended June 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(98,133)	$(140,879)
Net cash, cash equivalents, and restricted cash used in investing activities	(23,430)	(5,855)
Net cash, cash equivalents, and restricted cash provided by financing activities	27,504	150,903
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $98.1 million, a decrease of $42.7 million from cash used in operating activities of $140.9 million for the six months ended June 30, 2021. The change is due to an increase in net loss of $34.8 million, an increase in cash used to pay accrued expenses of $15.2 million, a decrease in stock-based compensation of $4.5 million, offset by an increase in depreciation and amortization of $2.1 million, an increase in the change in fair value of financial instruments from 2021 of $5.6 million, an increase of $21.1 million in cash provided by collections of accounts receivable, a decrease in cash used to acquire inventory of $59.4 million, and a decrease in cash used to pay accounts payable of $7.3 million.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities of $23.4 million was primarily driven by the purchase of the Marketplace Assets from Fair Financial Corp. (See Note 2 - Business Combinations of the “Notes to Condensed Consolidated Financial Statements”) as well as capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $27.5 million, primarily due to net proceeds from the Senior Unsecured Notes of $20.0 million and the Flooring Line of Credit of $10.6 million (See Note 7 - Borrowings of the “Notes to Condensed Consolidated Financial Statements”).
Contractual Obligations
As of June 30, 2022 and December 31, 2021, the Company reported a liability for vehicles acquired under OEM program of $4.4 million and $3.6 million, respectively. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
The Company has various operating leases of real estate and equipment. See Note 11 - Leases to the accompanying condensed consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
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
Business Combination
We account for business combinations using the acquisition method of accounting, which requires all assets acquired and liabilities assumed to be recorded at their respective fair values at the date of acquisition. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires significant estimates and assumptions, such as, if applicable, forecasted revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. These estimates are inherently uncertain and subject to refinement. Depending on the nature of the acquired assets, we use either the income approach or the cost to recreate approach to measure the fair value of these intangible assets. Under the cost to recreate approach, the company estimates the cost to re-create an equivalent asset based on estimated labor hours, labor cost, other costs as applicable, and appropriate profit margins. Under the income approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk. When estimating the significant assumptions to be used in the valuation we include consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. The Company believes it has meritorious defenses against the claim, and the probable incurred losses related to the claim are immaterial as of June 30, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
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
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $550.0 million as of June 30, 2022. During the three months ended June 30, 2022, the Company had negative operating cash flows of $98.1 million. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $88.5 million and total working capital of $84.5 million. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. However, there is substantial doubt about the Company’s ability to continue as a going concern.
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
Acquisitions such as the Fair acquisition, Joint Ventures and Other Strategic Alliances May Have an Adverse Effect on Our Business; We May Fail to Realize the Anticipated Benefits of such Transactions
In order to position ourselves to take advantage of growth opportunities, from time to time we may make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. For example, during 2022 we completed the acquisition of certain automotive dealer marketplace assets and all of the issued and outstanding limited liability company interests of Fair Dealer Services, LLC, a Delaware limited liability company (collectively, the “Marketplace Assets”), from Fair Financial Corp., a Delaware corporation (“Fair”) and Fair IP, LLC, a Delaware limited liability company, and (for limited purposes) Cayman Project 2 Limited, a company incorporated under the laws of Cayman Islands (“SB LL Holdco”), pursuant to the terms of the Amended and Restated Purchase Agreement dated May 11, 2022. Risks and uncertainties relating to this transaction and any other acquisitions, joint ventures and other strategic alliances we may undertake include:
•the difficulty in combining, integrating and managing newly acquired businesses or any businesses of a joint venture or strategic alliance in an efficient and effective manner;
•the challenges in achieving the objectives, cost savings, synergies and other benefits expected from such transactions;
•the risk of diverting resources and the attention of senior management from the operations of our business;
•additional demands on management related to integration efforts or the increase in the size and scope of our company following an acquisition or to the complexities of a joint venture or strategic alliance, including challenges of coordinating geographically dispersed organizations and addressing differences in corporate cultures or management philosophies;
•difficulties in the assimilation and retention of key employees and in maintaining relationships with present and potential customers, distributors and suppliers;
•the lack of unilateral control over a joint venture or strategic alliance and the risk that joint venture or strategic partners have business goals and interests that are not aligned with ours, or the failure of a joint venture partner to satisfy its obligations or its bankruptcy or malfeasance;
•costs and expenses associated with any undisclosed or potential liabilities of an acquired business;
•delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions (including corporate, administrative, information technology, marketing and distribution functions), technologies, infrastructure, and product and service offerings of the acquired business, joint venture or strategic alliance, or in the harmonization of standards, controls (including internal accounting controls), procedures and policies;
•the risk that funding requirements of the acquired business, joint venture or combined company may be significantly greater than anticipated;
•the risks of entering markets in which we have less experience; and
•the risks of disputes concerning indemnities and other obligations that could result in substantial costs.
We may not achieve the anticipated growth, cost savings or other benefits from the Fair acquisition or any other transaction we may undertake without adversely affecting current revenues and investments in future growth. Moreover, the anticipated growth, cost savings, synergies and other benefits of the Fair acquisition or any other transaction we may undertake may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit legal, regulatory, and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. Moreover, uncertainty about the effect of a pending transaction on employees, suppliers and customers may have an adverse effect on us and/or the acquired business, which uncertainties may impair our or its ability to attract, retain and motivate key personnel, and could cause our or its customers, suppliers and distributors to seek to change existing business relationships with either of us. In addition, in connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline. In addition, companies such as Fair that are private companies at the time of acquisition are not subject to reporting requirements and may not have accounting personnel specifically employed to review internal controls over financial reporting and other procedures or to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002. Bringing the legacy systems for these businesses into compliance with those requirements and integrating them into our compliance and accounting systems may cause us to incur substantial additional expense, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
Mergers, acquisitions, joint ventures and strategic alliances are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions, joint ventures and strategic alliances will be successful and will not materially adversely affect our business, operating results or financial condition. We may not be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future, and any strategic investments we make may not meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

Our restructuring and the associated workforce reduction announced in August 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In August 2022, we announced a reduction in workforce by approximately 60% in connection with the restructuring of our business to prioritize and focus on improving unit economics and reducing selling, general and administrative costs. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition, and cash flows would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. Our business, financial condition and results of operations could be materially and adversely affected by any failure to attract or retain qualified personnel.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 11, 2022, the Company completed the Fair acquisition and issued an aggregate of 2,066,978 shares of Class A common stock. Such shares were issued pursuant to an exemption from registration in reliance upon Section 4(a)(2) of the Securities Act. Pursuant to the Amended and Restated Equity and Asset Purchase Agreement dated May 11, 2022, the Sellers represented to the Company that they are “accredited investors” as that term is defined in Regulation D of the Securities Act. Appropriate legends stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom were affixed to the certificates or book entry statements evidencing such shares. See Note 2 - Business Combinations to the accompanying condensed consolidated financial statements for further information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1
Amended and Restated Equity and Asset Purchase Agreement by and among Shift Technologies, Inc., Fair Financial Corp., Fair IP, LLC, and, solely for purposes of Article IV, Article IX and Article X thereof, Cayman Project 2 Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 13, 2022). †

2.2
Agreement and Plan of Merger dated August 9, 2022 by and between Shift Technologies, Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 9, 2022). †

10.1
Letter Agreement, dated May 11, 2022, by and between Shift Technologies, Inc. and Cayman Project 2 Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022).

10.2
Note Purchase Agreement, dated May 11, 2022, by and between Shift Technologies, Inc., the subsidiaries of Shift Technologies, Inc. as guarantors thereto, and SB LL Holdco, Inc., as purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2022). †

10.3	Second Amendment to the Employment Agreement by and between Shift Technologies, Inc. and Jeffrey Clementz (filed herewith)*
10.4	Third Amendment to the Employment Agreement by and between Shift Technologies, Inc. and Jeffrey Clementz (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 9, 2022).*
10.5
Amended and Restated Retention Bonus Agreement, dated as of June 22, 2022, by and between Shift Technologies, Inc. and Sean Foy (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 24, 2022).*

10.6
Retention Bonus Agreement, dated as of June 22, 2022, by and between Shift Technologies, Inc. and Oded Shein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 24, 2022).*

10.7	Shift Technologies, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 30, 2022).
10.8	Form of Time-Based RSU Inducement Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on June 30, 2022).
10.9	Form of Voting and Support Agreement by and among Shift Technologies, Inc., Carlotz, Inc., and certain shareholders of Shift Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2022). †
10.10	Form of Voting and Support Agreement by and among Shift Technologies, Inc., Carlotz, Inc., and certain shareholders of CarLotz, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2022). †
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Shift agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIFT TECHNOLOGIES, INC.
/s/ Oded Shein
Oded Shein
Chief Financial Officer
August 9, 2022