Form 10-Q/A
period 2022-06-30
SHIFT TECHNOLOGIES, INC.
filed 2022-08-11
CIK 1762322

XBRL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Shift Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2022 (the “Original Report”), to file copies of Exhibits 2.2, 10.4, 10.9, and 10.10 which were included in the exhibit index to the Original Report but not previously filed with the Original Report due to an administrative delay, and to file copies of Exhibits 10.11, 10.12, and 10.13, which were not included in the original exhibit index due to the same administrative delay.

In addition, as required by Rule 12b-15 under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report, and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Table of Contents
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1
Amended and Restated Equity and Asset Purchase Agreement by and among Shift Technologies, Inc., Fair Financial Corp., Fair IP, LLC, and, solely for purposes of Article IV, Article IX and Article X thereof, Cayman Project 2 Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 13, 2022). †

2.2	Agreement and Plan of Merger dated August 9, 2022, by and among Shift Technologies, Inc., Shift Remarketing Operations, Inc. and CarLotz, Inc. (filed herewith). †
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

10.3	Second Amendment to the Employment Agreement by and between Shift Platform, Inc. and Jeffrey Clementz (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2022).*
10.4	Third Amendment to the Employment Agreement by and between Shift Platform, Inc. and Jeffrey Clementz (filed herewith).*
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

10.7	Shift Technologies, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 30, 2022).
10.8	Form of Time-Based RSU Inducement Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on June 30, 2022).
10.9	Form of Voting and Support Agreement by and among Shift Technologies, Inc., Carlotz, Inc., and certain shareholders of Shift Technologies, Inc. (filed herewith).
10.10	Form of Voting and Support Agreement by and among Shift Technologies, Inc., Carlotz, Inc., and certain shareholders of CarLotz, Inc. (filed herewith).
10.11	Letter Agreement dated August 9, 2022 by and between Shift Technologies, Inc. and Acamar Partners Sponsor I LLC (filed herewith)
10.12	Letter Agreement dated August 9, 2022 by and between Shift Technologies, Inc. and TRP Capital Partners, LP (filed herewith)
10.13	Amended and Restated Sponsor Letter Agreement, dated August 9,2022, by and among Shift Technologies, Inc., Carlotz Inc. and Acamar Partners Sponsor I LLC (filed herewith)
31.1
Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed August 9, 2022).

31.2
Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed August 9, 2022).

31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1
Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Original Report).

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

Table of Contents
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIFT TECHNOLOGIES, INC.
/s/ Oded Shein
Oded Shein
Chief Financial Officer
August 11, 2022