Form 10-Q
period 2022-09-30
SHIFT TECHNOLOGIES, INC.
filed 2022-11-09
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 8, 2022 the registrant had 85,577,525 shares of Class A common stock outstanding.

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

Some factors that could cause actual results to differ include, but are not limited to:

•general business and economic conditions and risks related to the larger automotive ecosystem, including, but not limited to, unemployment levels, consumer confidence, fuel prices, changes in the prices of used vehicles, and interest rates;

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

•our ability to successfully realize the anticipated benefits of the Restructuring Plan;

•our ability to successfully integrate Fair Dealer Services, LLC’s operations, technologies and employees;

•the ability to realize anticipated benefits and synergies of the Fair acquisition, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings;

•the ability to realize anticipated benefits and synergies of the CarLotz Merger, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings;

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,093	$182,616
Accounts receivable, net of allowance for doubtful accounts of $195 and $304	15,360	20,084
Inventory	48,665	122,743
Prepaid expenses and other current assets	5,139	7,392
Total current assets	113,257	332,835
Property and equipment, net	7,361	7,940
Operating lease right-of-use assets	33,363	—
Capitalized website and internal use software costs, net	17,953	9,262
Restricted cash, non-current	11,750	11,725
Goodwill	2,524	—
Deferred borrowing costs	341	564
Other non-current assets	2,816	3,414
Total assets	$189,365	$365,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,255	$15,175
Accrued expenses and other current liabilities	30,188	43,944
Current maturities of operating lease liabilities	6,435	—
Flooring line of credit	41,760	83,252
Total current liabilities	88,638	142,371
Long-term debt, net	162,849	144,335
Non-current operating lease liabilities	31,866	—
Other non-current liabilities	1,624	3,762
Total liabilities	284,977	290,468

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 85,577,678 and 81,369,311 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	530,146	515,975
Accumulated deficit	(625,767)	(440,711)
Total stockholders’ equity (deficit)	(95,612)	75,272
Total liabilities and stockholders’ equity (deficit)	$189,365	$365,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Ecommerce revenue, net	$119,881	$156,248	$497,943	$374,889
Other revenue, net	5,874	6,215	23,805	15,309
Wholesale vehicle revenue	36,114	17,337	83,434	50,455
Total revenue	161,869	179,800	605,182	440,653
Cost of sales	161,460	166,848	582,107	404,006
Gross profit	409	12,952	23,075	36,647
Operating expenses:
Selling, general and administrative expenses	49,805	57,886	172,086	156,264
Depreciation and amortization	2,958	1,375	7,097	4,037
Restructuring expenses	20,649	—	20,649	—
Total operating expenses	73,412	59,261	199,832	160,301
Loss from operations	(73,003)	(46,309)	(176,757)	(123,654)
Change in fair value of financial instruments	—	11,967	—	17,591
Interest and other expense, net	(2,789)	(3,047)	(8,214)	(5,742)
Net loss before income taxes	(75,792)	(37,389)	(184,971)	(111,805)
Provision for income taxes	18	—	86	—
Net loss and comprehensive loss attributable to common stockholders	$(75,810)	$(37,389)	$(185,057)	$(111,805)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.48)	$(2.29)	$(1.43)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	82,287,073	78,096,901	80,752,333	78,052,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	81,369,311	$8	$515,975	$(440,711)	$75,272
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	1,300,295	—	(2,162)	—	(2,162)
Issuance of common stock upon exercise of vested options	12,309	—	3	—	3
Repurchase of shares related to early exercised options	(2,784)	—	—	—	—
Vesting of early exercised options	—	—	35	—	35
Stock-based compensation	—	—	4,517	—	4,517
Net loss and comprehensive loss	—	—	—	(57,048)	(57,048)
Balance at March 31, 2022	82,679,131	$8	$518,368	$(497,759)	$20,617
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	387,567	—	(291)	—	(291)
Issuance of shares as consideration in business combinations	2,066,978	1	2,480	—	2,481
Repurchase of shares related to early exercised options	(9,221)	—	—	—	—
Vesting of early exercised options	—	—	24	—	24
Stock-based compensation	—	—	5,260	—	5,260
Net loss and comprehensive loss	—	—	—	(52,198)	(52,198)
Balance at June 30, 2022	85,124,455	$9	$525,841	$(549,957)	$(24,107)
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	460,241	—	(251)	—	(251)
Issuance of common stock upon exercise of vested options	664	—	—	—	—
Repurchase of shares related to early exercised options	(7,682)	—	—	—	—
Vesting of early exercised options	—	—	18	—	18
Stock-based compensation	—	—	4,538	—	4,538
Net loss and comprehensive loss	—	—	—	(75,810)	(75,810)
Balance at September 30, 2022	85,577,678	$9	$530,146	$(625,767)	$(95,612)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	83,904,182	$8	$511,617	$(274,443)	$237,182
Warrant exchange	125,160	—	(497)	—	(497)
Issuance of common stock upon exercise of vested options	107,645	—	200	—	200
Vesting of early exercised options	—	—	132	—	132
Repurchase of shares related to early exercised options	—	—	1	—	1
Stock-based compensation	—	—	8,375	—	8,375
Net loss and comprehensive loss	—	—	—	(42,755)	(42,755)
Balance at March 31, 2021	84,136,987	$8	$519,828	$(317,198)	$202,638
Purchase of Capped Calls (Note 8)	—	—	(28,391)	—	(28,391)
Issuance of common stock upon exercise of vested options	31,679	—	101	—	101
Repurchase of shares related to early exercised options	(5,849)	—	—	—	—
Vesting of early exercised options	—	—	114	—	114
Stock-based compensation	—	—	5,651	—	5,651
Net loss and comprehensive loss	—	—	—	(31,661)	(31,661)
Balance at June 30, 2021	84,162,817	$8	$497,303	$(348,859)	$148,452
Issuance of common stock upon exercise of vested options	134,415	—	99	—	99
Repurchase of shares related to early exercise options	(16,160)	—	—	—	—
Vesting of early exercised options	—	—	142	—	142
Stock-based compensation	—	—	5,526	—	5,526
Net loss and comprehensive loss	—	—	—	(37,389)	(37,389)
Balance at September 30, 2021	84,281,072	$8	$503,070	$(386,248)	$116,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(185,057)	$(111,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,046	4,489
Stock-based compensation expense	13,300	18,944
Change in fair value of financial instruments	—	(17,591)
Amortization of operating lease right-of-use assets	11,434	—
Contra-revenue associated with milestones	478	478
Amortization of debt discounts	1,424	2,429
Changes in operating assets and liabilities:
Accounts receivable	4,724	(4,363)
Inventory	73,846	(39,799)
Prepaid expenses and other current assets	785	255
Other non-current assets	227	44
Accounts payable	(5,308)	867
Accrued expenses and other current liabilities	(11,590)	17,497
Operating lease liabilities	(7,275)	—
Other non-current liabilities	(1,662)	391
Net cash, cash equivalents, and restricted cash used in operating activities	(87,628)	(128,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,786)	(5,094)
Proceeds from sale of property and equipment	316	—
Capitalized website internal-use software costs	(7,552)	(4,604)
Business acquisition	(15,000)	—
Net cash, cash equivalents, and restricted cash used in investing activities	(26,022)	(9,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	338,454	227,662
Repayment of flooring line of credit facility	(379,946)	(191,363)
Exchange of warrants for cash	—	(497)
Proceeds from Senior Unsecured Notes, net of discounts	19,591	—
Payment of debt issuance costs	(175)	—
Proceeds from issuance of convertible notes	—	143,768
Premiums paid for Capped Call Transactions	—	(28,391)
Proceeds from stock option exercises, including from early exercised options	3	366
Payment of tax withheld for common stock issued under stock-based compensation plans	(2,705)	—
Repurchase of shares related to early exercised options	(70)	(67)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(24,848)	151,478
Net increase (decrease) in cash, cash equivalents and restricted cash	(138,498)	13,616
Cash, cash equivalents and restricted cash, beginning of period	194,341	235,541
Cash, cash equivalents and restricted cash, end of period	$55,843	$249,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,672	$760
Cash paid for income taxes	174	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$388	$154
Vesting of exercised options	77	388
Other receivables resulting from stock option exercises	—	35
Stock-based compensation capitalized to internal-use software	1,015	608
Issuance of shares as consideration in business acquisitions	2,481	—
Imputation of debt discounts reducing consideration transferred in business acquisitions	2,103	—
Establishment of operating lease right of use assets and lease liabilities
Operating lease right of use assets	42,621	—
Operating lease liabilities	43,400	—
Other Assets	1,716	—
Other Liabilities	2,492	—
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
The Company is headquartered in San Francisco, California and operates hubs to purchase, recondition and/or sell vehicles in major cities in California and Oregon. Shift operates an innovative platform to make car purchases, car sales and ownership simple. Shift’s innovative platform, which includes proprietary pricing technology, provides consumers with a digital purchase and selling experience, and includes offerings throughout the sales cycle, including vehicle pickup and delivery at a customer’s location.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act will significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of September 30, 2022, the Company had repaid $0.6 million of the $1.3 million originally deferred. As required, the remaining deferred amount will be paid by December 31, 2022.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The interim condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statements of stockholders' equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K, and in management’s opinion, reflect all adjustments, which are normal and recurring in nature, necessary for the fair financial statement presentation of the Company’s condensed consolidated balance sheet as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 16, 2022.
Liquidity and Management's Plan
For the nine months ended September 30, 2022 and 2021, the Company generated negative cash flows from operations of approximately $87.6 million and $128.2 million, respectively, and generated net losses of approximately $185.1 million and $111.8 million, respectively. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $44.1 million and total working capital of $24.6 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via the Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 7 - Borrowings). As further discussed in Note 8 - Stockholders' Equity (Deficit), the Company has entered into an "At the Market" facility (the "ATM") that allows it to raise capital via the sale of its Class A common stock. The Company also continually assesses other opportunities to raise debt or equity capital.
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
On July 22, 2022, the Company’s board of directors (the “Board”) approved the implementation of Project Focus, a restructuring plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity (the “Restructuring Plan”). The Company has begun to implement the Restructuring Plan which is designed to improve the Company’s liquidity by improving unit economics and reducing selling, general, and administrative expenses. The Restructuring Plan seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 16 - Restructuring for additional information.
On August 9, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Shift Remarketing Operations, Inc. and CarLotz, Inc. ("CarLotz"). The CarLotz Merger is expected to close in the near the end of 2022, contingent upon the resolution of customary conditions to closing. The CarLotz Merger is expected to increase the liquidity available to the combined entity by adding the cash resources of legacy CarLotz to the combined entity and obviating the need for legacy CarLotz to invest in technologies already developed by Shift. There can be no guarantee that the conditions to closing will be met, or that once closed the acquisition will provide any of the expected benefits.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of September 30, 2022 and December 31, 2021, the Company had no assets or liabilities measured at fair value.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
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
The Escrow Shares are legally outstanding and the beneficiaries retain all voting, dividend and distribution rights applicable to the Company’s Class A common stock while the shares are in escrow. If the conditions for the release of the Escrow Shares are not met, the shares and any dividends or distributions arising therefrom shall be returned to the Company. The Escrow Shares are not considered outstanding for accounting purposes, and as such are excluded from the calculation of basic net loss per share (see Note 14 - Net Loss Per Share).
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
The Escrow Shares were remeasured on a recurring basis using Level 3 inputs. The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our Class A common stock. The expected annual volatility of our Class A common stock was estimated to be 65.53% as of September 30, 2021, based on the historical volatility of comparable publicly traded companies.
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021
Balance as of January 1,	$25,230
Remeasurement of Escrow Shares liability	(17,591)
Balance as of September 30,	$7,639
As of the first anniversary of the Merger on October 13, 2021, the first tranche of 3,000,109 Escrow Shares had failed to satisfy the $12.00 stock performance hurdle. As a result, the shares were returned to the Company for cancellation.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
During the nine months ended September 30, 2021, the Company recognized a gain related to the change in fair value of the Escrow Shares of $17.6 million, which is included in change in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Update ("ASU") 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU 2016-13 under the private company transition guidance beginning January 1, 2023, and is currently evaluating the impact on the Company’s condensed consolidated financial statements.
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
In October 2021, the FASB issued guidance codified in ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under new guidance, an acquirer is required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the guidance during the second quarter of 2022 with no material impact to the Company’s condensed consolidated financial statements.
Restructuring
On July 22, 2022, the Company's Board approved the implementation of the Restructuring Plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. The costs associated with the Restructuring Plan are classified as restructuring expenses. See Note 16 - Restructuring for further detail.

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
During the three and nine months ended September 30, 2022, the Company incurred $0.1 million and $3.3 million of transaction related costs, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$161,869	$179,800	$605,182	$440,653
Loss from operations	(73,003)	(51,321)	(183,908)	(138,563)
Net loss and comprehensive loss attributable to common stockholders	$(75,810)	$(42,830)	$(192,659)	$(128,001)
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.53)	$(2.36)	$(1.60)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	82,287,073	80,163,879	81,744,180	80,119,422

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Equipment	$7,351	$8,753
Furniture and fixtures	213	252
Leasehold improvements	3,106	1,258
Total property and equipment	10,670	10,263
Less: accumulated depreciation	(3,309)	(2,323)
Property and equipment, net	$7,361	$7,940
Depreciation expense related to property and equipment was $0.7 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense related to property and equipment was $2.2 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense related to reconditioning facilities for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.2 million, respectively. Depreciation expense related to reconditioning facilities for the nine months ended September 30, 2022 and 2021 was $1.1 million and $0.4 million, respectively. Depreciation expense related to reconditioning facilities is included in cost of sales with the remainder included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
4. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	38,939	24,433
Less: accumulated amortization	(21,371)	(15,556)
Capitalized website and internal-use software development costs, net	$17,953	$9,262
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $2.4 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Amortization of capitalized software development costs amounted to $5.9 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the remaining weighted-average amortization period for internal-use capitalized software intangible assets was approximately 1.14 years.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The expected annual amortization expense to be recognized in future years as of September 30, 2022 consists of the following (in thousands):

As of September 30, 2022
Remainder of 2022	$1,872
2023	6,542
2024	3,842
2025	1,358
Development in progress	3,954
Total amortizable costs	$17,568
Nonamortizable costs	385
Total capitalized website and internal-use software development costs	$17,953
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
Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the three and nine months ended September 30, 2022.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Liability for vehicles acquired under OEM program	$126	$3,550
Accrued payroll related costs	11,323	15,890
Provision for DMV refunds	1,278	1,170
Accrued sales taxes	5,378	13,787
Common stock subject to repurchase liability, current	61	142
Interest payable	2,742	910
Provision for sales returns and cancellations	3,324	3,302
Other accrued expenses	5,956	5,193
Total accrued expenses and other current liabilities	$30,188	$43,944
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
Provision for sales returns and cancellations in the table above as of December 31, 2021 has been disaggregated to be shown separately from other accrued expenses to conform to the presentation as of September 30, 2022.

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
As of September 30, 2022, discounts and deferred borrowing costs related to the Senior Unsecured Notes totaled $2.4 million and $0.2 million, respectively, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, the Company had $0.3 million and $0.5 million, respectively, of contractual interest expense and $0.2 million and $0.3 million, respectively, of discount and deferred borrowing cost amortization, with both recorded to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss.
The estimated fair value of the Senior Unsecured Notes (Level 2) as of September 30, 2022 was $15.9 million.
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
Unamortized deferred borrowing costs at September 30, 2022 were $4.8 million, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three months ended September 30, 2022, the Company recorded $1.8 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization, respectively. For the nine months ended September 30, 2022, the Company recorded $5.3 million of contractual interest expense and $0.9 million of deferred borrowing cost amortization respectively. For the three months ended September 30, 2021, the Company recorded $1.8 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization, respectively. For the nine months ended September 30, 2021, the Company recorded $2.5 million of contractual interest expense and $0.4 million, respectively, of deferred borrowing cost amortization. Contractual interest expense and deferred borrowing costs amortization was recorded to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73%.
The estimated fair value of the Notes (Level 1) at September 30, 2022 was $30.5 million.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 8 - Stockholders' Equity (Deficit)), and is using the remaining proceeds for working capital and general corporate purposes.
Ally Flooring Line of Credit
On December 9, 2021, the Company entered into a $100.0 million flooring line of credit facility with Ally Bank to finance its used vehicle inventory (the “Ally FLOC”), which is secured by substantially all of the Company’s assets. Borrowings under the Ally FLOC bear interest at the Prime Rate (as defined in the agreement) plus 1.50%. As of September 30, 2022, the weighted average interest rate on borrowings outstanding under the Ally FLOC was 7.00%. As of September 30, 2022, the Company had an outstanding balance under the facility of $41.8 million and $58.2 million of unused capacity. As of December 31, 2021, the Company had an outstanding balance under the facility of $83.3 million and $16.7 million in unused capacity.
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
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the company to maintain at least 10% equity in the Company’s total inventory balance. As of September 30, 2022, the Company was in compliance with all covenants related to the Ally FLOC.
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
The settlement amount of the Capped Call Transactions at September 30, 2022 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $8.43 at any time over the 40 consecutive trading days immediately prior to settlement.
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
As of September 30, 2022, the Company had not sold any shares pursuant to the Sales Agreement.

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
Each Legacy Shift option from the 2014 Plan that was outstanding immediately prior to the Merger, whether vested or unvested, was converted into an option to purchase a number of shares of post-Merger Class A common stock (each such option, a "Converted Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shift common stock subject to such Legacy Shift option immediately prior to the Merger and (ii) the equity award exchange ratio. The per share exercise price for each share of post-Merger Class A common stock issuable upon exercise of the Converted Option is equal to the exercise price per Legacy Shift share of each Legacy Shift option immediately before the Merger, with certain adjustments necessary to preserve ISO classification of awards for income tax purposes. The mechanism of conversion resulted in the fair value of each Converted Option award equaling the fair value of the corresponding Legacy Shift option award immediately prior to the consummation of the Merger. Except as specifically provided in the Merger Agreement, following the Merger, each Converted Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shift option immediately prior to the consummation of the Merger. All stock option activity was retroactively restated to reflect the Converted Options. No stock options were granted during the three and nine months ended September 30, 2022.
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
Activity related to employee and non-employee stock options issued under the 2014 Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2021	1,597,793	$1.59	7.47	$3,574
Granted	—	—
Exercised	(12,973)	0.25
Forfeited	(91,083)	2.91
Cancelled (expired)	(56,123)	3.89
As of September 30, 2022	1,437,614	$1.43	6.02	$428
Exercisable as of September 30, 2022	1,437,614	$1.43	6.02	$428

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Activity related to employee and non-employee RSU awards issued under the 2020 Plan and the 2022 Employment Inducement Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2021	9,733,977	$6.14	2.21	$33,193
Granted	5,510,895	1.62
Vested	(2,571,140)	6.74
Forfeited	(5,317,114)	5.78
Unvested as of September 30, 2022	7,356,618	$3.68	1.11	$5,150
Vested and unreleased	508,365
Outstanding as of September 30, 2022	7,864,983
Unvested RSUs as of September 30, 2022 include 761,068 RSUs that vest if the closing price of the Company's Class A common stock exceeds thresholds ranging from $23 to $28 during the two year period following the second anniversary of the later of the closing of the Merger or the grantee's date of hire. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our Class A common stock.
Stock-Based Compensation Expense
For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $4.2 million and $5.3 million, respectively. In addition, the Company capitalized stock-based compensation costs for the three months ended September 30, 2022 and 2021 of $0.3 million and $0.2 million, respectively, to capitalized website and internal use software costs, net.
For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $13.3 million and $18.9 million, respectively. In addition, the Company capitalized stock-based compensation costs for the nine months ended September 30, 2022 and 2021 of $1.0 million and $0.6 million, respectively, to capitalized website and internal use software costs, net.
As of September 30, 2022, there was $21.6 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.74 years.
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
As of September 30, 2022 and December 31, 2021, the Company has recorded a liability of $0.1 million and $0.2 million relating to 18,467 and 59,639 options that were exercised but not vested, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. RELATED PARTY TRANSACTIONS
Sales with Related Party
Since the execution of the Merger Agreement with CarLotz on August 9, 2022, the Company has sold vehicles totaling $1.8 million to CarLotz for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had recorded $0.3 million of deferred revenue related to vehicles in transit.
The Company operates a one-sided marketplace (“OSM”) program whereby the Company acquires cars from various sources in Oxnard, California and sells them directly and solely to Lithia. The Company invoices Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended September 30, 2022 and 2021, the Company recognized zero and $4.8 million, respectively, of sales from the OSM agreement with Lithia. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $4.7 million and $11.7 million, respectively, of sales from the OSM agreement with Lithia. The OSM program was terminated in the second quarter of 2022 with the last sale to Lithia taking place in March 2022.
Accounts Receivable from Related Party
As of September 30, 2022 and December 31, 2021, the Company had $0.1 million and $2.1 million in outstanding accounts receivable from Lithia, which is comprised of $0.1 million and $2.0 million, respectively, in vehicle sales and $6 thousand and $77 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. The Company operates under Lithia’s master agreement with US Bank where the collections pass through Lithia.
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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During both of the three months ended September 30, 2022 and 2021, the Company amortized $0.2 million and during both of the nine months ended September 30, 2022 and 2021 the Company amortized $0.5 million of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the remaining asset, net of amortization, was $0.8 million and $1.2 million, respectively.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expired on October 12, 2021. During the three and nine months ended September 30, 2021, total costs related to these agreements were $18 thousand and $0.1 million, respectively. The lease costs were expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate was 1.50% per annum based on a daily outstanding flooring line of credit and was payable monthly to Lithia. For the three months ended September 30, 2021, the Company recorded $29 thousand of interest and $0.6 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021, the Company recorded $65 thousand of interest and $2.1 million of deferred borrowing cost amortization to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The guarantee expired coterminously with the FLOC on October 11, 2021.
Accounts Payable Due to Related Party
As of September 30, 2022 and December 31, 2021 payables and accruals to Lithia consisted of other miscellaneous expenses of less than $0.1 million and $0.2 million, respectively.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s lease costs and activity for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease cost
Operating lease cost	$3,962	$11,348
Short-term lease cost	314	1,399
Variable lease cost	229	605
Total lease cost	$4,505	$13,352

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$3,106	$7,275

Weighted average remaining lease term - operating leases (in years)		5.41
Weighted average discount rate - operating leases		7.53%
Operating leases liabilities by maturity date from September 30, 2022 were as follows (in thousands):

Year ended December 31,	Operating Leases
2022	$407
2023	11,239
2024	7,678
2025	7,079
2026	6,991
Thereafter	14,437
Total minimum lease payments	$47,831
Less: Imputed interest	9,530
Total lease liabilities	$38,301
Rent expense for operating leases during the three and nine months ended September 30, 2021 was $2.4 million and $6.5 million, respectively.

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
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of September 30, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
CarLotz shareholder matters
On November 4, 2022, a lawsuit entitled Derek Dorrien v. CarLotz, Inc. et al., Case No. 1:22-cv-09463, was filed in the United States District Court for the Southern District of New York against CarLotz and the members of the CarLotz board of directors (the “Dorrien Action”). On November 4, 2022, a lawsuit entitled Sholom D. Keller v. CarLotz, Inc. et al., Case No. 2022-1006-NAC, was filed in the Court of Chancery of the State of Delaware against CarLotz and the members of the CarLotz board of directors (the “Keller Action” and together with the Dorrien Action, the “Actions”). The Dorrien Action alleges that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the transactions contemplated by the Merger Agreement (the “Transactions”) in the registration statement on Form S-4 (the “Registration Statement”) filed by us with the Securities and Exchange Commission on September 26, 2022. The Keller Action alleges that the members of the CarLotz board of directors and Lev Peker, in his capacity as an officer of CarLotz, breached their fiduciary duties in connection with the Transactions. The Actions seek, among other things, injunctive relief, money damages and the costs of the Actions, including reasonable attorneys’ and experts’ fees. Neither Shift nor the members of its board of directors are named as defendants in the Actions. We believe that the plaintiffs’ allegations in the Actions are without merit; however, litigation is inherently uncertain and there can be no assurance that CarLotz’s or our defense of the action will be successful.
In addition, on October 3, 2022, a purported stockholder of CarLotz sent a demand to CarLotz and us regarding the Registration Statement (the “CarLotz Stockholder Demand”). The CarLotz Stockholder Demand alleges the Registration Statement omits material information with respect to the Transactions and demands that CarLotz, the CarLotz board of directors, and Shift provide corrective disclosures. Shift disagrees with and intends to vigorously defend against any claim, if asserted, arising from the CarLotz Stockholder Demand.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) or decision-making group reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the three and nine months ended September 30, 2022 and 2021, the Company did not have sales to customers outside the United States. As of September 30, 2022 and December 31, 2021, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from external customers
Retail	$125,755	$162,463	$521,748	$390,198
Wholesale	36,114	17,337	83,434	50,455
Consolidated	$161,869	$179,800	$605,182	$440,653
Segment gross profit (loss)
Retail	$8,443	$13,673	$31,876	$36,888
Wholesale	(8,034)	(721)	(8,801)	(241)
Consolidated	$409	$12,952	$23,075	$36,647
The reconciliation between reportable segment gross profit to net loss and comprehensive loss attributable to common stockholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross profit	$409	$12,952	$23,075	$36,647
Selling, general and administrative expenses	(49,805)	(57,886)	(172,086)	(156,264)
Depreciation and amortization	(2,958)	(1,375)	(7,097)	(4,037)
Restructuring expenses	(20,649)	—	(20,649)	—
Change in fair value of financial instruments	—	11,967	—	17,591
Interest and other expense, net	(2,789)	(3,047)	(8,214)	(5,742)
Net loss before income taxes	$(75,792)	$(37,389)	$(184,971)	$(111,805)
14. NET LOSS PER SHARE
The following table sets forth the computation of net loss and comprehensive loss per share attributable to common stockholders, basic and diluted:

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss and comprehensive loss attributable to common stockholders	$(75,810)	$(37,389)	$(185,057)	$(111,805)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	82,287,073	78,096,901	80,752,333	78,052,624
Net loss and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.48)	$(2.29)	$(1.43)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2022	2021
Escrow Shares	3,000,109	6,000,218
Convertible Notes	17,798,340	17,798,340
Stock options	1,437,614	1,704,978
Restricted stock units	7,864,983	9,042,773
Contingently repurchasable early exercise shares	18,467	71,644
Total	30,119,513	34,617,953
15. INCOME TAXES
The Company recorded a provision for income taxes of $18 thousand and zero during the three months ended September 30, 2022 and 2021, respectively, and recorded $86 thousand and zero during the nine months ended September 30, 2022 and 2021, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. RESTRUCTURING
Restructuring Plan
On July 22, 2022, the Company's Board approved the implementation of the Restructuring Plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. As part of the Restructuring Plan, the Company consolidated Shift’s physical operations to three West Coast hubs in Los Angeles, Oakland, and Portland, closing seven existing hubs. The Company also restructured its workforce around the reduced physical footprint, eliminating approximately 650 positions or 60% of its workforce. The restructuring was substantially complete as of September 30, 2022.
The Company recorded the following restructuring charges for the three and nine months ended September 30, 2022 (in thousands):

Three and Nine Months Ended September 30, 2022
Losses on sales of inventory associated with restructuring(1)	$8,545
Restructuring costs related to operating leases(2)	3,216
Losses on sale or disposal of property and equipment(2)	2,367
Losses on early decommissioning of capitalized internal-use software(2)	6,498
Severance, retention, and CEO transition(2)	3,667
Labor and other costs incurred to close hubs(2)	4,901
Total	$29,194
(1)Included in cost of sales on the Company’s condensed consolidated statements of operations and comprehensive loss.
(2)Included in restructuring expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.
Losses on sales of inventory associated with restructuring represents inventory that has been or will be disposed of through the wholesale channel to adapt inventory levels to the Company's new geographic footprint, as well as losses on retail sales incurred due to liquidation efforts. Losses include both realized losses and reserves on inventory expected to be sold for less than carrying value.
Restructuring costs related to operating leases represents costs associated with the leases of the seven hub facilities that were closed as part of the restructuring. Hub closing activities were substantially complete as of September 30, 2022. The Company anticipates that it will sublease the affected properties representing the majority of the lease costs of closed facilities. An impairment test was performed on the lease assets, which required estimates of the time and cost to obtain a subtenant and market rents. The impairment test did not result in material impairment charges. For those properties with remaining lease terms too short to be probable of subleasing, the Company recognized a charge of $2.2 million related to lease costs that will continue to be incurred under the lease agreements for their remaining terms without economic benefit to the Company. The Company also recognized a charge for termination fees of $0.5 million related to one of its operating leases. The remaining amount relates to lease costs incurred following the closure of the facilities.
Loss on sale or disposal of property and equipment represents losses on sales of property and equipment and additional depreciation expense related property and equipment that was disposed of other than by sale. An impairment test was performed on the property and equipment, which required estimates of the fair value of the equipment based on secondary market prices for similar equipment. The impairment test did not result in material impairment charges.
Losses on early decommissioning of capitalized internal-use software represents $6.5 million additional amortization expense recognized as a result of the Company's review of its capitalized software portfolio in light of the business strategy changes involved in Project Focus. The Company reassessed the estimated useful lives of its capitalized software projects and fully depreciated certain software projects that will not be used following the restructuring. An impairment test was performed on the capitalized software, which required estimates of the fair value of the software based on the cost to recreate method. Management applied judgment in estimating the fair value of the capitalized software, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return. The impairment test did not result in material impairment charges.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Severance, retention, and CEO transition represents one time termination benefits paid or payable in connection with the Restructuring Plan and the CEO transition. The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2022 related to the Restructuring Plan:

Balance at December 31, 2021	$—
Accruals and accrual adjustments	3,339
Cash payments	(1,926)
Balance at September 30, 2022	$1,412
Labor and other costs incurred to close hubs represents operating costs incurred at closing hubs from the announcement date of the Restructuring Plan to the final closure of the facilities. The operating costs include facilities costs, personnel costs, and other costs incurred prior to the complete closure of the hubs.
CEO Transition
On September 1, 2022, the Company announced that Jeffrey Clementz was appointed as the Company's Chief Executive Officer, succeeding George Arison, one of our co-founders, as the Company's Chief Executive Officer. Mr. Arison will continue to serve in his capacity as a member of the Board. Mr. Clementz previously served as our President since September 2021. The Company has entered into an amended employment agreement with Mr. Clementz in connection with his appointment as Chief Executive Officer.
Facility Closures
In the second quarter of 2022, prior to the adoption of the Restructuring Plan, the Company discontinued plans to open additional hub facilities and ceased using certain real estate leaseholds acquired in anticipation thereof. The Company determined that the facility closures should be accounted for under the abandonment model because the short length of the remaining terms of the impacted leases is likely to interfere with the Company's ability to sublease the properties before the end of the lease terms. For the each of the three and nine months ended September 30, 2022, the Company recognized additional rent expense and other charges of zero and $1.8 million, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss related to the closures.
17. SUBSEQUENT EVENTS
Nasdaq Deficiency Letter
On October 4, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). Under Nasdaq Listing Rule 5810(c)(3)(A) (the "Compliance Period Rule"), we have a 180-calendar day grace period, or until April 3, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. During this period, our Class A common stock will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the bid price of Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend this 10 business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our Class A common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Staff conclude that we will not be able to cure the deficiency, or should we determine not to submit an application for transfer to the Nasdaq Capital Market or notify the Staff of our intention to cure the deficiency, the Staff will provide written notification to us that our Class A common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the "Panel"). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful. If we are delisted from the Nasdaq Global Market and we are not able to list our Class A common stock on another exchange, our securities could be quoted on the OTCQB, the OTC Bulletin Board or the pink sheets.
We are monitoring the closing bid price of our Class A common stock and may, if appropriate, consider options that are available to us to regain compliance with the Bid Price Requirement. However, there can be no assurances that we will be successful in regaining compliance with the Bid Price Requirement.

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
Recent Events
Project Focus Restructuring Plan
On August 9, 2022, the Company announced the implementation of Project Focus, a restructuring plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (the “Restructuring Plan”). The primary elements of the Restructuring Plan are as follows:
•Optimizing unit economics and GPU, by:
◦Streamlining all sales through Shift’s most profitable online checkout channel, which allows consumers to purchase a vehicle entirely online, and eliminating test drives;
◦rebalancing inventory mix and assortment to favor Value vehicles, which Shift defines as older than 8 years or over 80,000 miles;
•Consolidating Shift’s physical operations to three West Coast hubs in Los Angeles, Oakland, and Portland to efficiently support our new, delivery-centric fulfillment model, and closing seven existing hubs;

•Restructuring our workforce around our reduced physical footprint and more-efficient fulfillment model, eliminating approximately 650 positions or 60% of our workforce; and,
•Undertaking additional efforts to reduce spending on overhead.
We expect the reduction in force to be completed in the third and fourth quarters of 2022 and the remaining aspects of Plan to be implemented by the end of 2022.
In connection with the implementation of the Project Focus, we incurred expenses of approximately $29.2 million in the third quarter of 2022, consisting primarily of inventory liquidation, disposals of long-lived assets, and personnel costs including one-time termination benefits. The restructuring activities associated with the Restructuring Plan were substantially completed during the third quarter of 2022.
The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations.” for more information.
CEO Transition
On September 1, 2022, the Company announced that Jeffrey Clementz was appointed as the Company's Chief Executive Officer, succeeding George Arison, one of our co-founders, as the Company's Chief Executive Officer. Mr. Arison will continue to serve in his capacity as a member of the Board. Mr. Clementz previously served as our President since September 2021. The Company has entered into an amended employment agreement with Mr. Clementz in connection with his appointment as Chief Executive Officer.
Nasdaq Deficiency Letter
On October 4, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). Under Nasdaq Listing Rule 5810(c)(3)(A) (the "Compliance Period Rule"), we have a 180-calendar day grace period, or until April 3, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. During this period, our Class A common stock will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the bid price of Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend this 10 business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).
If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our Class A common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Staff conclude that we will not be able to cure the deficiency, or should we determine not to submit an application for transfer to the Nasdaq Capital Market or notify the Staff of our intention to cure the deficiency, the Staff will provide written notification to us that our Class A common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the "Panel"). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful. If we are delisted from the Nasdaq Global Market and we are not able to list our Class A common stock on another exchange, our securities could be quoted on the OTCQB, the OTC Bulletin Board or the pink sheets.
We are monitoring the closing bid price of our Class A common stock and may, if appropriate, consider options that are available to us to regain compliance with the Bid Price Requirement. However, there can be no assurances that we will be successful in regaining compliance with the Bid Price Requirement.

On September 26, 2022, the Company filed with the Securities and Exchange Commission ("SEC") a registration statement on Form S-4 (the “Registration Statement”) that includes a preliminary joint proxy statement of the Company and CarLotz, Inc. (“CarLotz”) relating to a special meeting of the Company’s stockholders (the “Shift Special Meeting”) and a special meeting of CarLotz stockholders, in each case on a date to be determined. Among the proposals that the Company intends to submit to its stockholders at the Shift Special Meeting are (i) approval of the issuance of shares of Class A common stock to CarLotz stockholders in connection with the merger (the “transaction”) contemplated by the Agreement and Plan of Merger, dated August 9, 2022, by and among the Company, Shift Remarketing Operations, Inc. and CarLotz (the "Merger Agreement"), and (ii) approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of Class A common stock at a ratio within a range of 1-for-5 and 1-for-10, as determined by the board of directors of the Company (the “Shift Reverse Stock Split Proposal”).
    The Company believes that, if stockholders approve the Shift Reverse Stock Split Proposal, the Company’s Board will be able to effect a reverse stock split that would raise the bid price on the Company’s Class A common stock above $1.00. However, there can be no assurance that the Company’s stockholders will approve the Shift Reverse Stock Split Proposal or that the reverse stock split, if implemented at the discretion of the Board of the Company, will increase the market price of Class A common stock in proportion to the reduction in the number of shares of Class A common stock outstanding before the reverse stock split or result in a permanent increase in the market price. Further information regarding the Shift Reverse Stock Split Proposal, including certain risks associated therewith, is included in the Registration Statement.

Business Description
Launched in 2014, Shift operates vehicle inventory inspection, reconditioning and storage centers. For the three months ended September 30, 2022, the Company had $161.9 million in revenue, a decrease of 10% compared to $179.8 million of revenue for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company had $605.2 million in revenue, an increase of 37% compared to $440.7 million of revenue for the nine months ended September 30, 2021. By targeting urban, densely populated markets, Shift has used direct-to-consumer digital marketing and a responsive ecommerce sales approach to grow its market penetration.
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
Shift focuses on unit economics driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. For the three months ended September 30, 2022, Shift sourced 95% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers provides Shift with access to a deep pool of scarce, highly desirable inventory.
Sellers are able to go to Shift.com, submit information on their car, and get a quote instantly. Shift uses a proprietary algorithm for pricing that utilizes current market information about market conditions, demand and supply, and car option data, among other factors. Using proprietary pricing and Shift-built mobile diagnostic tools, Shift provides an immediate quote for a customer’s trade-in vehicle, and will schedule an on-demand evaluation at the customer’s location by a member of Shift’s staff. Shift provides selling customers with information on market rates and, when a customer is ready to sell their car, we can digitally initiate e-contracting and an ACH transfer and conveniently take the car on the seller’s behalf so that the seller does not even have to leave their home to sell their car.
Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them. Customer response to the Shift experience is extremely positive, resulting in a rating of 4.3 out of 5 stars on Trustpilot as of November 2022, compared to an average review of 2.5 out of 5 stars for our two largest ecommerce peers. These positive experiences are expected to allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle, we will continue to establish a long-term customer base that we expect will return for future transactions.

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles through our ecommerce platform directly to consumers in a seamless end-to-end process. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended September 30, 2022 and 2021, was $161.9 million and $179.8 million, respectively. Our revenue for the nine months ended September 30, 2022 and 2021, was $605.2 million and $440.7 million, respectively.
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
Vehicle Reconditioning
All of the cars that Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process at one of our regional reconditioning facilities (or at a third-party partner when additional capacity is needed, such as during the establishment of a new hub location) to help ensure that they are safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This operational flexibility in our reconditioning process improves our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house.
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

Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Shift Marketplace Launch
Late in the second quarter of 2022, we beta-launched our Shift Marketplace powered by Fair (the "Marketplace"). Customers in the greater Los Angeles, California area were able to shop inventory from both Shift's first-party owned vehicles and third-party dealer partners. The Company plans to re-launch an improved version of the Marketplace in the first half of 2023. While still in the very early stages, we believe the Marketplace business will be a significant contributor to our future growth.
Deeper Market Penetration Within Our Existing Markets
We believe that there remains a substantial opportunity to capture additional market share within our existing service areas. We have proven our ability to command a strong market share through effective marketing channels, as demonstrated by our current market share in our most established cities.
Improvements in Technology Platform
We are constantly investing in our technology platform to improve both customer experience and our business performance. We regularly implement changes to our software to help customers find the right car for them, while the machine learning component of our inventory and pricing model ensures we get the right cars at the right price. As our algorithms evolve, we are able to better monetize our inventory of vehicles through improved pricing. Simultaneously, customers become more likely to purchase a car on our website, driving higher demand and sales volume.
Improvements in Reconditioning Processes
We learned early on from our experience in the used car sales business that in order to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history, and we are happy with what we have achieved. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment (“ROI”).

Growth in Other Revenue from Existing Revenue Streams
We have prioritized development of our “other revenue” streams, which comprise the financing and vehicle protection products that we offer on our digital financing platform as well as other ancillary products. We have invested in the technology and sales capabilities needed to increase the likelihood that consumers will purchase ancillary products in connection with the sale of a vehicle, and we see more opportunity for additional revenue within our existing channels from further expansion of our attach rates for our financing and vehicle protection product suite.
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
Seasonality
We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We have typically experienced higher revenue growth rates in the second and third quarters of the calendar year than in each of the first or fourth quarters of the calendar year. We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are an important source of car buyer down payments on used vehicle purchases. We recognize that in the future, our revenues may be affected by these seasonal trends (including any disruptions to normal seasonal trends arising from the COVID-19 pandemic), as well as cyclical trends affecting the overall economy, and specifically the automotive retail industry.

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
Average Monthly Unique Visitors
We define a monthly unique visitor as an individual who has visited our website within a calendar month, based on data collected on our website. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. To classify whether a visitor is “unique”, we dedupe (a technique for eliminating duplicate copies of repeating data) each visitor based on email address and phone number, if available, and if not, we use the anonymous ID which lives in each user’s internet cookies. This practice ensures that we do not double-count individuals who visit our website multiple times within any given month. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns and consumer awareness.
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

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit metrics)
Revenue:
Ecommerce vehicle revenue, net	$119,881	$156,248	(23.3)%	$497,943	$374,889	32.8%
Other revenue, net	5,874	6,215	(5.5)%	23,805	15,309	55.5%
Wholesale vehicle revenue	36,114	17,337	108.3%	83,434	50,455	65.4%
Total revenue	$161,869	$179,800	(10.0)%	$605,182	$440,653	37.3%

Cost of sales:
Ecommerce vehicle cost of sales	$117,312	$148,790	(21.2)%	$489,872	$353,310	38.7%
Wholesale vehicle cost of sales	44,148	18,058	144.5%	92,235	50,696	81.9%
Total cost of sales	$161,460	$166,848	(3.2)%	$582,107	$404,006	44.1%

Gross profit:
Ecommerce vehicle gross profit	$2,569	$7,458	(65.6)%	$8,071	$21,579	(62.6)%
Other gross profit	5,874	6,215	(5.5)%	23,805	15,309	55.5%
Wholesale vehicle gross loss	(8,034)	(721)	1,014.3%	(8,801)	(241)	3,551.9%
Total gross profit	$409	$12,952	(96.8)%	$23,075	$36,647	(37.0)%

Unit sales information:
Ecommerce vehicle unit sales	4,855	6,487	(25.2)%	18,441	16,810	9.7%
Wholesale vehicle unit sales	1,854	1,624	14.2%	4,990	5,095	(2.1)%

Average selling prices per unit (“ASP”):
Ecommerce vehicles	$24,692	$24,086	2.5%	$27,002	$22,302	21.1%
Wholesale vehicles	$19,479	$10,675	82.5%	$16,720	$9,903	68.8%

Gross profit per unit(1):
Ecommerce gross profit per unit	$529	$1,150	(54.0)%	$438	$1,284	(65.9)%
Other gross profit per unit	1,210	958	26.3%	1,291	911	41.7%
Wholesale gross loss per unit	(1,655)	(111)	1,391.0%	(477)	(14)	3,307.1%
Total gross profit per unit	$84	$1,997	(95.8)%	$1,252	$2,181	(42.6)%

Non-financial metrics
Average monthly unique visitors	765,145	534,681	43.1%	800,561	602,529	32.9%
Average days to sale	76	60	26.7%	66	53	24.5%
Ecommerce vehicles available for sale	1,895	3,593	(47.3)%	1,895	3,593	(47.3)%

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
Three Months Ended September 30, 2022
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue decreased by $36.4 million, or 23.3%, to $119.9 million during the three months ended September 30, 2022, from $156.2 million in the comparable period in 2021. This decrease was driven by a decrease in ecommerce unit sales, as we sold 4,855 ecommerce vehicles in the three months ended September 30, 2022, compared to 6,487 ecommerce vehicles in the three months ended September 30, 2021. The decrease in retail unit sales was driven by the closure of several hubs in August 2022 as part of the Restructuring Plan, as well as increased use of the Wholesale channel to liquidate inventory as we adjust to a smaller geographic footprint.
The decrease in ecommerce vehicle revenue was partly offset by a slight increase in ecommerce ASP, which was $24,692 for the three months ended September 30, 2022, compared to $24,086 for the three months ended September 30, 2021.
Other Revenue, Net
Other revenue decreased by $0.3 million, or 5.5%, to $5.9 million during the three months ended September 30, 2022, from $6.2 million in the comparable period in 2021. This decrease was primarily due to lower unit sales, as described above.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $18.8 million, or 108.3%, to $36.1 million during the three months ended September 30, 2022, from $17.3 million in the comparable period in 2021. This increase in wholesale vehicle revenue was primarily due to an 82.5% increase in ASP due to the fact that the Company liquidated a relatively high proportion of higher priced inventory as part of the Restructuring Plan that would ordinarily have been sold through the Retail channel. The increase was also partly due to an increase in wholesale unit sales as we sold 1,854 wholesale vehicles in the three months ended September 30, 2022, compared to 1,624 wholesale vehicles in the three months ended September 30, 2021.
Cost of Sales
Cost of sales decreased by $5.4 million, or 3.2%, to $161.5 million during the three months ended September 30, 2022, from $166.8 million in the comparable period in 2021. The decrease was primarily due to a decrease in unit sales as we sold 6,709 total vehicles in the three months ended September 30, 2022, compared to 8,111 total vehicles in the three months ended September 30, 2021. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit decreased by $4.9 million, or 65.6%, to $2.6 million during the three months ended September 30, 2022, from $7.5 million in the comparable period in 2021. The decrease was primarily driven by a decrease in ecommerce gross profit per unit, which shrank to $529 per unit for the three months ended September 30, 2022, from $1,150 per unit in the comparable period in 2021. This decrease in ecommerce gross profit per unit was largely driven by promotions designed to liquidate inventory in order to adjust to a more efficient geographic footprint pursuant to the Restructuring Plan.

The decrease in ecommerce vehicle gross profit was also partly due to a decrease in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above.
Other Gross Profit
Other gross profit decreased by $0.3 million, or 5.5%, to $5.9 million during the three months ended September 30, 2022, from $6.2 million in the comparable period in 2021. The decrease was primarily driven by a decrease in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The decrease in other gross profit was partly offset by an increase in other gross profit per unit to $1,210 during the three months ended September 30, 2022, from $958 per unit in the comparable period in 2021. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Loss
Wholesale vehicle gross loss increased by $7.3 million, or 1,014.3%, to $8.0 million during the three months ended September 30, 2022, from $0.7 million in the comparable period in 2021. The increase was primarily driven by an increase in wholesale gross loss per unit, which grew to $1,655 per unit for the three months ended September 30, 2022, from $111 in the comparable period in 2021. The increase was primarily due to the liquidation of vehicles through the Wholesale channel as we adjust to a more efficient geographic footprint pursuant to the Restructuring Plan.
Components of SG&A

	Three Months Ended September 30,
	2022	2021	Change
	($ in thousands)
Compensation and benefits(1)	$25,064	$25,636	(2.2)%
as a % of revenue	15.5%	14.3%
Marketing expenses	5,811	10,760	(46.0)%
as a % of revenue	3.6%	6.0%
Other costs(2)	18,930	21,490	(11.9)%
as a % of revenue	11.7%	12.0%
Total selling, general and administrative expenses	$49,805	$57,886	(14.0)%
as a % of revenue	30.8%	32.2%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and amortized over the estimated useful lives of the related assets. Certain reclassifications have been made to the comparable period to conform to the current presentation. Specifically, $0.9 million of contractor costs were reclassified from other costs to compensation and benefits.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.
Selling, general and administrative expenses decreased by $8.1 million, or 14.0%, to $49.8 million during the three months ended September 30, 2022, from $57.9 million in the comparable period in 2021. Marketing costs decreased by $4.9 million due to lower spending on brand marketing. A slight decrease in compensation costs of $0.6 million was driven by a decrease in average headcount to 919 from 1,039 in the comparable period in 2021, offset by increased contractor and commission costs. Lastly, other costs decreased by $2.6 million due primarily to decreased selling and logistics costs stemming from decreased retail unit volume.

Selling, general and administrative expenses have decreased as a percentage of revenue from 32.2% to 30.8%, partly due to increased scale and operating leverage compared to the prior period. Following the Restructuring Plan, management expects continued improvement in SG&A leverage as the Company prioritizes cost-effective fulfillment channels and more efficient use of overhead.
Nine Months Ended September 30, 2022
Ecommerce Vehicle Revenue, Net
Ecommerce vehicle revenue increased by $123.1 million, or 32.8%, to $497.9 million during the nine months ended September 30, 2022, from $374.9 million in the comparable period in 2021. This increase was partly driven by an increase in ecommerce unit sales, as we sold 18,441 ecommerce vehicles in the nine months ended September 30, 2022, compared to 16,810 ecommerce vehicles in the nine months ended September 30, 2021. The increase in unit sales was driven by increased market penetration in our existing markets and by increased inventory units available for sale. The increase in sellable inventory levels was partly due to investments that increased our reconditioning throughput.
The increase in ecommerce vehicle revenue was also partly due to an increase in ecommerce ASP, which was $27,002 for the nine months ended September 30, 2022, compared to $22,302 for the nine months ended September 30, 2021. This increase in ecommerce ASP was primarily a reflection of increased demand for used vehicles coupled with lower-than-average inventory levels across the auto market as a whole as compared to the prior period.
Other Revenue, Net
Other revenue increased by $8.5 million, or 55.5%, to $23.8 million during the nine months ended September 30, 2022, from $15.3 million in the comparable period in 2021. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $33.0 million, or 65.4%, to $83.4 million during the nine months ended September 30, 2022, from $50.5 million in the comparable period in 2021. This increase in wholesale vehicle revenue was primarily due to a 68.8% increase in ASP due to the fact that the Company liquidated a relatively high proportion of higher priced inventory as part of the Restructuring Plan that would ordinarily have been sold through the Retail channel. The increase was partly offset by a decrease in wholesale unit sales as we sold 4,990 wholesale vehicles in the nine months ended September 30, 2022, compared to 5,095 wholesale vehicles in the nine months ended September 30, 2021.
Cost of Sales
Cost of sales increased by $178.1 million, or 44.1%, to $582.1 million during the nine months ended September 30, 2022, from $404.0 million in the comparable period in 2021. The increase was primarily due to an increase in unit sales as we sold 23,431 total vehicles in the nine months ended September 30, 2022, compared to 21,905 total vehicles in the nine months ended September 30, 2021. The remainder of the increase is due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles.

Ecommerce Vehicle Gross Profit
Ecommerce vehicle gross profit decreased by $13.5 million, or 62.6%, to $8.1 million during the nine months ended September 30, 2022, from $21.6 million in the comparable period in 2021. The decrease was primarily driven by a decrease in ecommerce gross profit per unit, which shrank to $438 per unit for the nine months ended September 30, 2022, from $1,284 per unit in the comparable period in 2021. The decrease in ecommerce vehicle gross profit was partly offset by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. This decrease in ecommerce gross profit per unit was largely driven by atypical vehicle appreciation witnessed in the comparable period of 2021, as well as promotional discounts offered in 2022 to liquidate inventory as part of the Restructuring Plan. Ecommerce vehicle gross profit is expected to improve through a more balanced sales mix of older and newer vehicles as well as through the return of normal depreciation and seasonality cycles.
Other Gross Profit
Other gross profit increased by $8.5 million, or 55.5%, to $23.8 million during the nine months ended September 30, 2022, from $15.3 million in the comparable period in 2021. The increase was primarily driven by an increase in ecommerce units sold, as described in “Ecommerce Vehicle Revenue, Net” above. The increase in other gross profit was also partly due to the increase in other gross profit per unit to 1,291 during the nine months ended September 30, 2022, from $911 per unit in the comparable period in 2021. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Loss
Wholesale vehicle gross loss increased by $8.6 million, or 3,551.9%, to $(8.8) million during the nine months ended September 30, 2022, from $(0.2) million in the comparable period in 2021. The increase was primarily due to the increase in wholesale gross loss per unit, which grew to $477 per unit for the nine months ended September 30, 2022, from $14 in the comparable period in 2021. The increase was primarily due to the liquidation of vehicles through the Wholesale channel as we adjust to a smaller geographic footprint pursuant to the Restructuring Plan.
Components of SG&A

	Nine Months Ended September 30,
	2022	2021	Change
	($ in thousands)
Compensation and benefits(1)	$81,564	$72,776	12.1%
as a % of revenue	13.5%	16.5%
Marketing expenses	28,177	37,000	(23.8)%
as a % of revenue	4.7%	8.4%
Other costs(2)	62,345	46,488	34.1%
as a % of revenue	10.3%	10.5%
Total selling, general and administrative expenses	$172,086	$156,264	10.1%
as a % of revenue	28.4%	35.5%
____________
(1)Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and amortized over the estimated useful lives of the related assets. Certain reclassifications have been made to the comparable period to conform to the current presentation. Specifically, $3.2 million of contractor costs were reclassified from other costs to compensation and benefits.
(2)Other costs include all other selling, general and administrative expenses such as hub operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses.

Selling, general and administrative expenses increased by $15.8 million, or 10.1%, to $172.1 million during the nine months ended September 30, 2022, from $156.3 million in the comparable period in 2021. The increase was partly due to the increase in compensation costs of $8.8 million, driven by the increase in average headcount to 1020 from 908. The increase was offset by a decrease in marketing expense of $8.8 million, which resulted from abnormally high marketing spend in the comparable period caused by overlapping marketing campaigns, as well as curtailed brand marketing spend in the third quarter of 2022. Lastly, other costs increased by $15.9 million due primarily to increased selling costs in support of revenue growth.
Selling, general and administrative expenses decreased as a percentage of revenue from 35.5% to 28.4% as the Company increased in scale compared to the prior year period. The decrease in marketing expense as a percentage of revenue is also due to investments in brand marketing increasing the efficiency of our marketing spend and the transition-related expense in the comparable period discussed above.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through September 30, 2022 primarily includes proceeds from the Merger and PIPE financing completed in October 2020, issuance of convertible notes and senior unsecured notes, and proceeds from the Flooring Line of Credit facility with Ally (the "Ally FLOC"). Refer to Note 7 - Borrowings and Note 10 - Related Party Transactions of the “Notes to Condensed Consolidated Financial Statements” for additional information.
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest payable semi-annually in arrears at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 7 - Borrowings in the “Notes to Condensed Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 8 - Stockholders' Equity (Deficit) of the “Notes to Condensed Consolidated Financial Statements”), and is using the remaining proceeds for working capital and general corporate purposes.
On May 11, 2022, in conjunction with the acquisition of Fair (See Note 2 - Business Combinations of the “Notes to Condensed Consolidated Financial Statements”), the Company entered into an agreement with SB LL Holdco, Inc. ("SB LL Holdco") to a sale of $20.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due May 11, 2025 ("Senior Unsecured Notes").
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $625.8 million as of September 30, 2022. During the nine months ended September 30, 2022, the Company had negative operating cash flows of $87.6 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Liquidity and Management's Plan
For the nine months ended September 30, 2022 and 2021, the Company generated negative cash flows from operations of approximately $87.6 million and $128.2 million, respectively, and generated net losses of approximately $185.1 million and $111.8 million, respectively. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $44.1 million and total working capital of $24.6 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via the Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 7 - Borrowings to the accompanying condensed consolidated financial statements). In addition, the Company has entered into an "At the Market" facility (the "ATM") that allows it to raise capital via the sale of its Class A common stock (see Note 8 - Stockholders' Equity (Deficit) to the accompanying condensed consolidated financial statements). The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital, whether through the ATM or other capital-raising efforts to provide net proceeds which the Company believes will be sufficient to provide the liquidity necessary to satisfy its obligations over the next twelve months. The Company's ability to raise capital from the ATM may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the net proceeds from the ATM will be sufficient, or that the Company will be able to complete its other planned capital raising efforts and raise sufficient additional capital that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company has also begun to implement the Restructuring Plan which is designed to improve the Company’s liquidity by improving unit economics and reducing selling, general, and administrative expenses. The Restructuring Plan seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 16 - Restructuring to the accompanying condensed consolidated financial statements for additional information.
On August 9, 2022, the Company entered into the Merger Agreement with Shift Remarketing Operations, Inc. and CarLotz (the “CarLotz Merger”). The CarLotz Merger is expected to close in the fourth quarter of 2022, contingent upon the resolution of customary conditions to closing. The CarLotz Merger is expected to increase the liquidity available to the combined entity by adding the cash resources of legacy CarLotz to the combined entity and obviating the need for legacy CarLotz to invest in technologies already developed by Shift. There can be no guarantee that the conditions to closing will be met, or that once closed the CarLotz Merger will provide any of the expected benefits.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued or available to be issued. Management determined as a result of this evaluation, the Company’s losses and negative cash flows from operations since inception, combined with its current cash and working capital position, raise substantial doubt about the Company’s ability to continue as a going concern.
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

Debt obligations
See Note 7 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Nine Months Ended September 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(87,628)	$(128,164)
Net cash, cash equivalents, and restricted cash used in investing activities	(26,022)	(9,698)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(24,848)	151,478
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $87.6 million, a decrease of $40.5 million from cash used in operating activities of $128.2 million for the nine months ended September 30, 2021. The change is primarily due to an increase in cash provided by net sales of inventory of $113.6 million, offset by an increase in net loss of $73.3 million.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities of $26.0 million was primarily driven by the purchase of the Marketplace Assets from Fair Financial Corp. (See Note 2 - Business Combinations of the “Notes to Condensed Consolidated Financial Statements”) as well as capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the nine months ended September 30, 2022, net cash used in financing activities was $24.8 million, primarily due to net repayments on the Flooring Line of Credit of $41.5 million, offset by proceeds from the Senior Unsecured Notes of 19.6 million (See Note 7 - Borrowings of the “Notes to Condensed Consolidated Financial Statements”).
Contractual Obligations
As of September 30, 2022 and December 31, 2021, the Company reported a liability for vehicles acquired under an OEM program of $0.1 million and $3.6 million, respectively. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
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
Impairment of Long-Lived Assets

Evaluating long-lived assets for impairment or abandonment requires the use of estimates. To assess the recoverability of definite-lived assets, we estimate the remaining undiscounted cash flows pertaining to each asset group. For any asset groups that are not recoverable based on estimated future undiscounted cash flows, we estimate the fair value of the asset group and compare it to the carrying value of the assets. Any excess of carrying value over fair value is expensed as an impairment charge. Because of the magnitude of the carrying value of the Company's long-lived assets, modest changes in our estimates could have a material impact on the reported result and financial condition of the Company. The hub closures were a triggering event in the current period. A detailed discussion of estimates pertaining to the current period impairment assessment is included in Note 16 - Restructuring to the accompanying condensed consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (the "Disclosure Controls") within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

2. Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. The first material weakness relates to lack of a process to demonstrate commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Remediation efforts undertaken by the Company in 2021 identified an additional material weakness related to insufficient selection and development of Information Technology General Controls ("ITGCs") to support the achievement of objectives.

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

3. Plan to Remediate Material Weaknesses

The Company is devoting significant time, attention, and resources to remediating the above material weaknesses. The Company has executed or continues to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control:

•The Company hired experienced finance and accounting executives in the positions of Chief Financial Officer, Chief Accounting Officer, Director of SEC Reporting, and Director of Information Technology.
•The Company has invested in increased headcount and training for the accounting function.
•The Company engaged external consultants to assist the Company in designing, implementing, and monitoring an appropriate system of internal control, including ITGCs.

•The Company is executing several initiatives to strengthen our ITGC environment, including but not limited to:
•Implementing additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting;
•Implementing improved IT policies, procedures and control activities for key systems which impact our financial reporting; and,
•Increasing the amount of resources dedicated to monitoring ITGCs related to financial reporting, including addition of personnel with the appropriate level of knowledge, experience and training to ensure compliance with policies and procedures.

The material weaknesses will not be considered remediated, however, until the accounting executives hired in 2021 have been in their roles for a sufficient period of time, and we have concluded, through testing, that applicable controls are designed and operating effectively.

We plan to continue to devote significant time and attention to remediate the above material weaknesses as soon as reasonably practicable. As we continue to evaluate our controls, we will make the changes described above as well as any others determined to be needed to enhance our control environment and remediate the material weaknesses. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

4. Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of September 30, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
CarLotz shareholder matters
On November 4, 2022, a lawsuit entitled Derek Dorrien v. CarLotz, Inc. et al., Case No. 1:22-cv-09463, was filed in the United States District Court for the Southern District of New York against CarLotz and the members of the CarLotz board of directors (the “Dorrien Action”). On November 4, 2022, a lawsuit entitled Sholom D. Keller v. CarLotz, Inc. et al., Case No. 2022-1006-NAC, was filed in the Court of Chancery of the State of Delaware against CarLotz and the members of the CarLotz board of directors (the “Keller Action” and together with the Dorrien Action, the “Actions”). The Dorrien Action alleges that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the transactions contemplated by the Merger Agreement (the “Transactions”) in the registration statement on Form S-4 (the “Registration Statement”) filed by us with the Securities and Exchange Commission on September 26, 2022. The Keller Action alleges that the members of the CarLotz board of directors and Lev Peker, in his capacity as an officer of CarLotz, breached their fiduciary duties in connection with the Transactions. The Actions seek, among other things, injunctive relief, money damages and the costs of the Actions, including reasonable attorneys’ and experts’ fees. Neither Shift nor the members of its board of directors are named as defendants in the Actions. We believe that the plaintiffs’ allegations in the Actions are without merit; however, litigation is inherently uncertain and there can be no assurance that CarLotz’s or our defense of the action will be successful.
In addition, on October 3, 2022, a purported stockholder of CarLotz sent a demand to CarLotz and us regarding the Registration Statement (the “CarLotz Stockholder Demand”). The CarLotz Stockholder Demand alleges the Registration Statement omits material information with respect to the Transactions and demands that CarLotz, the CarLotz board of directors, and Shift provide corrective disclosures. Shift disagrees with and intends to vigorously defend against any claim, if asserted, arising from the CarLotz Stockholder Demand.

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
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $625.8 million as of September 30, 2022. During the three months ended September 30, 2022, the Company had negative operating cash flows of $87.6 million. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $44.1 million and total working capital of $24.6 million. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. However, there is substantial doubt about the Company’s ability to continue as a going concern.
Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing or generate profitable operations. Historically, we have funded operations through issuances of common and preferred stock and through a reverse recapitalization via the Merger in October 2020. We have also historically funded vehicle inventory purchases through our vehicle floorplan facilities. There can be no assurance that additional financing will be available or will be available on commercially reasonable terms. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into strategic alliances.
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

Our Restructuring Plan and the associated workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In August 2022, we announced a reduction in workforce by approximately 60% in connection with the Restructuring Plan to prioritize and focus on improving unit economics and reducing selling, general and administrative costs. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition, and cash flows would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future.
Furthermore, our strategic Restructuring Plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us needing to seek contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. Our business, financial condition and results of operations could be materially and adversely affected by any failure to attract or retain qualified personnel.

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
10.1
Amended and Restated Retention Bonus Agreement, dated September 7, 2022 by and between Shift Technologies, Inc. and Oded Shein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2022).*

10.2
Transition and Separation Agreement, dated October 17, 2022 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2022).*

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
November 9, 2022