Form 10-K
period 2022-12-31
SHIFT TECHNOLOGIES, INC.
filed 2023-03-31
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $54,978,700.

As of March 30, 2023 the registrant had 17,228,479 shares of Class A common stock outstanding.

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
•risks relating to our inspection, reconditioning and storage facilities;
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
•our ability to establish and maintain effective internal control over financial reporting;
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

•the ability to realize anticipated benefits and synergies of the CarLotz Merger, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; and

•the ability to ensure continued performance and market growth of the combined company’s business.

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

Part I
Item 1. Business

Overview

Shift Technologies, Inc. ("Shift", the "Company") is a consumer-centric omnichannel retailer transforming the used car industry by leveraging its end-to-end ecommerce platform and retail locations to provide a technology-driven, hassle-free customer experience.

Formed in 2013 and launched in 2014, Shift started as a pure ecommerce seller and buyer of used cars, aimed at transforming the customer experience within the industry. Since inception, Shift has invested significantly in its technology platform in an effort to create an exceptional customer experience and to support and leverage the internal operations of the Company.

In August 2022, Shift announced both a strategic and operational restructuring and a merger with CarLotz, Inc. ("CarLotz"), a consignment-to-retail used vehicle marketplace that operated a technology-enabled buying, sourcing, and selling model with an omnichannel experience. With the implementation of the restructuring in the second half of 2022 and the close of the merger on December 9, 2022, Shift evolved into an omnichannel used vehicle retailer and established a plan to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity.

The Company has three markets in California and Oregon, where customers can test drive vehicles and work with sales associates during any point of the sale process. Each market has Shift-managed reconditioning centers to prepare each vehicle for sale using a 150+ point inspection process. In-house reconditioning provides better control of timing and greater efficiency within our operations. In addition to performing the 150+ point inspection, we offer customers a seven-day, 200-mile return policy, to ensure consumer confidence in their purchase from Shift.

Following the merger with CarLotz, Shift has adopted an omnichannel distribution strategy. A car purchase can be complicated and is typically one of the largest purchases in an individual’s life. Because diverse buyers and sellers like to transact differently, the omnichannel business model allows Shift to meet our customers where they would like to be served. For those who embrace a fully online experience, Shift has a highly rated end-to-end ecommerce platform. For those who would like personal help, Shift has three markets with trained sales consultants who will walk a customer through the entire research and sales process.

Shift's approach has always been driven by technology. Our technology enables a superior customer experience and is critical to our scalability in many areas of our operations.

•The Shift technology platform provides a seamless consumer experience for buying a car - from the search and discover experience on the website to a seamless digitally-driven purchase transaction including financing and vehicle protection products.

◦The Shift technology platform provides a comprehensive experience for those selling cars as well. Customers go online, enter information about their car, and get an instant online quote. The machine learning-driven acquisition engine predicts the price we will pay for the vehicle, the price at which we can resell the vehicle, the level of reconditioning required to determine impact on margin and operations, and the likelihood that consumers will purchase ancillary products in connection with the sale of the vehicle.

We use proprietary technology in many areas of our operations including inventory acquisition, pricing, and reconditioning processes to improve efficiency and allow us to scale operations. For example, mechanics use an app that displays a step-by-step guide for inspection and reconditioning, while tracking this data in a cloud database for real-time analytics and decision engine processing to provide optimized reconditioning standards.

Industry and Market Opportunity

The U.S. used automotive market is massive, fragmented, and ripe for disruption.

•Massive market: According to Cox Automotive, the U.S. used vehicle market hit an all-time record of 40.9 million units in 2021. At an average selling price in 2021 of approximately $26,700 per Statista, the industry generated over $1 trillion in sales.

•Highly fragmented: Market share in the US is extremely fragmented with the top 100 used vehicle retailers accounting for only approximately 11.1% of total used car sales in the US, according to Automotive News.

•Ripe for disruption: The used car buying process suffers from poor overall consumer experience, which is attributable to opaque pricing, high pressure sales tactics, inventory of questionable and widely varying quality, and a generally arduous and lengthy sales process. The peer-to-peer market has even greater challenges for consumers including lack of transparency, the possibility of fraud, logistical challenges, limited or no ability to test drive or return vehicles, lack of financing or warranty options.

•Limited ecommerce penetration: The used automotive market remains among the least penetrated ecommerce markets in the US with consumer interest in online auto purchases increasing. According to Data Feed Watch, 61% of US car buyers are open to purchasing online versus only 32% before COVID-19.

•Consumer desire for omnichannel experience: While Shift was founded as a pure e-commerce used auto buyer and seller and has invested heavily in technology to provide a consumer-centric platform, we believe many consumers would like to choose how they shop. According to Auto Success Online, roughly 90% of consumers now expect retail businesses to offer omni-channel experiences and many in the auto industry believe shopping for a car will become a true omnichannel approach, allowing customers to research and build deals online, but still meet someone at a dealership if desired and convenient.

We are focused on the largest segment of the used car market, which comprises inventory between 3 and 10 years of age — a category that makes up approximately 84% of all used vehicle transactions based on a 2019 NIADA report. We believe this makes us well positioned to take market share from legacy auto retailers as its inventory is most heavily concentrated in the deepest pool of demand in the used auto market. In mid-2019, to address a perceived need in the lower price point market, we classified our inventory into two categories, Shift Value and Shift Certified. Shift Value inventory is made up of cars that are over 8 years old or have more than 80,000 miles. Shift Certified inventory consists of vehicles less than 8 years old with less than 80,000 miles. While all vehicles are subjected to the same 150+ point inspection and our high mechanical and safety standards, this segmentation allows us to focus sales and marketing strategies, as well as optimize cosmetic reconditioning costs, for cars with a lower overall purchase price. Consumers seeking Shift Value vehicles are generally less concerned with cosmetic deficiencies; therefore, we have focused our reconditioning on these vehicles to safety and longevity issues, passing on savings to customers while also increasing profitability. This strategy allows us to effectively sell selected older and higher-mileage inventory. In addition, in-house reconditioning provides better control of timing and greater efficiency, especially amongst Shift Value vehicles, and provides the ability to customer standards by distinct categories.

__________________________________________
2Based on a 2018 survey by UBS Evidence Lab

How Shift Delivers on its Mission to Make Car Purchase and Ownership Simple

Shift’s mission is to make car purchase and ownership simple – to make buying or selling a used car fun, fair and accessible to everyone.

•Unique Inventory: We source the vast majority of our vehicles from consumers and third-party consumer facing partners who use the Shift platform. We believe our differentiated ability to purchase vehicles directly from consumer-sellers utilizing proprietary software provides Shift with access to a deep pool of scarce, highly desirable inventory. The proprietary software predicts real-time market-based demand and establishes a profitable market clearing price for the vehicles. Shift’s strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to provide the right car for buyers regardless of interest, need, budget, or credit. For the year ended December 31, 2022, Shift sourced 95% of its inventory from consumer-sellers and partners driving improved margins and nearly eliminating reliance on volatile auction markets to source inventory.

•Omnichannel Experience: We believe customers value convenience and choice in inventory, vehicle products and services, and especially in how they purchase a vehicle. By providing an omnichannel experience, we can deliver the experience the customer chooses and prefers. Our end-to-end ecommerce platform and our three markets in California and Oregon support all experiences.

◦Buy online: Customers can buy a car sight-unseen without a test drive and have it delivered to their home quickly with the same seven-day, 200-mile return policy as is offered on cars bought in person.

◦In-person at a Shift location: Customers may come to a location to see and test drive multiple cars. Sales consultants on-site can answer questions and walk a customer through the entire search for and purchase of a car. However, if customers would like to search inventory at a location on their own, when they arrive, they can scan a QR code on each car to immediately view all relevant details, including ownership & service history, inspection reports, vehicle history reports, and most importantly, dynamic pricing and market price comparisons, giving customers control in this stage of the search process.

◦A combination of the online experience and in-person experience at a Shift location. A customer may start a transaction online and, at any point in the process, pick up where they left off at a location and finish in-person.

•Customized Research and Discovery: The vast majority of consumer auto purchases involve online research. Our continued investments in our research and discovery functionality, including our machine learning-enabled recommendation engine, create a platform that draws customers to engage with the Shift website and provide a seamless search experience.

•Value-Added Products to Support Ownership: Like other used car dealerships, Shift offers a full suite of products to finance and protect their vehicle. However, unlike traditional used car dealership where these products and services are sold in a high pressured in-person environment, Shift makes this process hassle-free. Products include vehicle service contracts, guaranteed asset protection and wheel and tire coverage. If a customer chooses an in-person experience at one of our locations, a trained sales consultant can walk each customer through the financing and product options in a low-pressure environment, partnering with the customer to find the best products for their situation. If a customer chooses an online experience, we connect customers to various lending partners for a completely digital end-to-end process for financing and service products. A customer can also complete a short online prequalification form and immediately see a filtered view of cars that meet their budget based on the financing options for which they are likely to be able to qualify. Customers can also get approved for financing before they even test drive a car, making it much more likely that the customer will purchase a car from us.

•Easy Tech-Enabled Selling Experience: Shift’s technology makes selling a car just as easy as buying a car. Sellers are able to go to Shift.com, submit information on their car, and get a quote instantly. Shift uses a proprietary algorithm for pricing that utilizes current market information about market conditions, demand and supply, and car option data, among other factors. Using proprietary pricing, Shift provides an immediate quote for a customer’s trade-in vehicle, and will schedule a pickup at the customer’s location. Shift provides selling customers with information on market rates and, when a customer is ready to sell their car, we can digitally initiate e-contracting and an ACH transfer and conveniently take the car on the seller’s behalf so the seller doesn’t even have to leave his or her home to sell their car.

•Exceptional Overall Customer Experience: Shift was born from a dissatisfaction with the traditional used car-buying experience, which can feel time-consuming, stressful, and dishonest. Our goal is to turn what is generally regarded as a burdensome necessity into a delightful and convenient experience. We achieve this by offering customers no-haggle pricing and a “partner not push” buying experience all within our omnichannel sales model. And, unlike many traditional used car dealers, we don’t employ pushy salespeople.

Competition

The used vehicle market in the United States is highly fragmented, with the top 100 used vehicle retailers accounting for only approximately 11.1% of total used car sales according to Automotive News as well as a large number of transactions occurring in the peer-to-peer market. Competitors in the used vehicle market include:

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

Our primary competitors, traditional brick-and-mortar used auto dealers, are operating under an outdated business model, which relies on a lack of transparency, high pressure sales tactics, limited inventory, and scarce physical locations to which the customer must travel. These drawbacks in the traditional retail model have allowed ecommerce and omnichannel competitors to rapidly gain share of the used car dealer market in recent years. Additionally, we are well-positioned to gain share from the peer-to-peer market given our focus on acquiring inventory from consumers rather than auctions.

Our Competitive Strengths

•Omnichannel experience: We believe an omnichannel experience broadens our customer base by including all sales channels and increases customer satisfaction by offering convenience and more choices in how they can transact. With these benefits of an omnichannel model, there is opportunity to drive retail unit sales given and increase product attach rate with knowledgeable sales consultants supporting the in-store purchases.

•Purpose-built ecommerce platform: The Shift platform was built to be an end-to-end online auto solution for consumers who yearn for a differentiated, simple and efficient transaction. The streamlined nature of our business allows for scalability and efficiency in costs compared to our competitors in the auto retail industry, and technology creates a better overall experience for the consumer.

•Consumer-centric technology: Our technology enhances the auto shopping experience while making the process fun and easy compared to the poorly rated experience of dealing with a traditional brick-and-mortar dealer. Most customers begin their car search online and spend most of their car-shopping experience online. Therefore, we believe the best way to enhance the overall process is to provide a digitally driven omnichannel approach to not only begin, but seamlessly complete, the car-buying experience online.
•Exceptional Customer Experience: Customer response to the Shift experience is extremely positive, resulting in a rating of 4.1 out of 5 starts on Trustpilot as of March 2023, compared to an average review of 2.6 out of 5 stars for our two largest ecommerce peers. These positive experiences are expected to allow Shift to serve customers over the entire lifecycle of vehicle ownership and retain customers for repeat sales and purchases. By continuing to invest in services that benefit the customer throughout the ownership phase of the lifecycle, we will continue to establish a long-term customer base that we expect will return for future transactions, thereby reducing our customer acquisition costs over time.

•Broad Inventory Selection Including the Shift Value Segment: We believe that a differentiated ability to purchase vehicles directly from consumer-sellers as compared to our competitors, who purchase a higher percentage through the wholesale market and OEMs, provides Shift access to a deeper pool of scarce, highly desirable inventory. In addition, our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale.

Our unique acquisition strategy allows us to offer inventory that includes a wide spectrum of ages and price, rather than focusing exclusively on newer and more expensive cars. We focus on vehicle models over five years old, with selling prices that are accessible to a broader array of customers. We also have a differentiated “Shift Value” segment of vehicles which are over eight years old or have more than 80,000 miles. This category of inventory is highly desirable to a large market segment, and counter-cyclical, with demand increasing in poor economic conditions. Our inventory is thus diverse enough and better positioned to weather a down economy and shifting consumer preferences. We believe that to be successful in the value segment, it is critical to own the reconditioning process in our markets and offer consumers a test drive option at a Shift location during the purchase process.

Our Growth Strategies and Path to Profitability

During 2022, to improve the financial performance of the business and the Company’s liquidity position, Shift implemented the Project Focus Restructuring Plan (the "Restructuring Plan") in August 2022 and acquired CarLotz in December 2022. The Restructuring Plan outlined a plan to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses, and maximizing liquidity.

•Improve Unit Economics: Our short-term priority is to achieve positive unit economics including customer acquisition costs through gross profit per unit ("GPU") expansion and leveraging selling and marketing expenses. To achieve this goal, first, we are carefully managing our vehicle acquisition costs in the volatile pricing environment using our proprietary software and algorithms. Second, we are optimizing marketing spend through focusing on lower-funnel activities to drive higher conversion and targeting more efficient customer acquisition channels. And third, we believe the addition of in-person selling as part of our omnichannel selling experience will drive higher conversion rates for cars and products.

•Increase Market Penetration in Existing Markets: Our plan is to increase share in existing markets given the large and highly fragmented industry in which we operate. We are focused on our mature markets where we can leverage our large markets with reconditioning facilities and brand recognition to drive retail unit sales. We believe our omnichannel model has appeal to a broader base of customers who would like to have choice in how they transact.

•Geographic Expansion: We currently operate three markets in California and Oregon. Over time, we will evaluate entering new markets that meet our requirements for regional market demand, desirable real estate to deliver our omnichannel experience, and estimated store economics.

•Enhanced Cost Control: The Company has taken significant steps to right-size the cost structure for the omnichannel business model and will manage costs judiciously to achieve long-term profitable growth.

•Support Vehicle Ownership Throughout the Entire Lifecycle and Capitalize on Ancillary Product Offering: We offer service, maintenance, and repair work at each of our three markets in an effort to support the entire lifecycle of vehicle ownership. We seek to become the single company consumers think of every time they want to do anything with a car — buy, sell, service or protect — to make car ownership simple. The service and maintenance business has the opportunity to add recurring revenue and gross profit while increasing customer loyalty and reducing future customer acquisition costs.

•Leverage Scalable Proprietary Marketplace and Logistics Platform: Not only do we use our technology to buy, sell, and maintain the cars we sell through our own markets, but we have also built modular, scalable proprietary technology solutions for a logistics management and mobile transactions platform that can be leveraged by other car sellers including other dealers. Our vision is to evolve into a true platform marketplace that lists and fulfills third-party inventory, enabling traditional dealers to modernize through this platform and those who might otherwise build a traditional dealership channel to make use of the Shift platform instead. By becoming the online destination for consumers who want to buy or sell a car, we also plan to become the platform for dealers who want to transact with those consumers.

•Accelerate Growth Through Strategic M&A: The market for used cars is highly fragmented. We intend to consider acquisitions that further our strategy of developing an omnichannel distribution platform, combining digital delivery and strategic retail presence.

Marketing

We believe our customer base is representative of the overall market for used cars as our vehicles cover the full spectrum of used car price points. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality-adjusted, market-based model budget. We direct marketing to both buyers and sellers, which is part of why we are able to acquire a majority of our inventory directly from customers. We believe our strong customer focus ensures customer loyalty which will drive both repeat purchases and referrals. We drive Buyer and Seller traffic to the Shift platform with SEM, Paid Social, SEO, and Affiliate programs. In addition, for Buyer, we also leverage third-party auto lead sources to drive traffic.

Service Providers

We utilize several top banking partners to finance purchases of our vehicles by customers who desire or need such financing. We also offer value-added products to our customers through third-party partners, including vehicle service contracts, guaranteed asset protection and wheel and tire coverage. None of these third-party partners are individually significant to our operations.

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

Government Regulation

Our business is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we operate and by the U.S. federal government. We also are subject to state laws related to titling and registration and wholesale vehicle sales, and our sale of value-added products is subject to state licensing requirements, as well as federal and state consumer protection laws. These laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including the Equal Credit Opportunities Act and prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the Federal Trade Commission (FTC), the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. For example, the FTC has jurisdiction to investigate and enforce our compliance with certain consumer protection laws and has brought enforcement actions against auto dealers relating to a broad range of practices, including the sale and financing of value-added or add-on products. Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. We also are subject to audit by such state regulatory authorities.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in California and Oregon and all of our vehicle transactions are conducted under our California and Oregon licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however if we determine that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.

Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All of our installment sale transactions are currently conducted under our California or Oregon dealer licenses. However, as we seek to expand to other states, we may be required to obtain additional licenses and our ability to do so cannot be assured.

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

Employees

During the year ended December 31, 2022, we had an average of approximately 970 employees. As of March 30, 2023 we had approximately 360 full-time employees. As discussed further in Note 16 - Impairment and Restructuring to the accompanying consolidated financial statements, headcount has been reduced pursuant to a Restructuring Plan and scaled to match a reduced geographic footprint. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

In addition, we have posted on our website the charters for our (i) Audit Committee and (ii) Leadership Development, Compensation and Governance Committee, as well as our Code of Ethics and Business Conduct and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Shift Technologies, Inc., 290 Division Street, Fourth Floor San Francisco, California 94103-4234. Our website and information included in or linked to our website are not part of this Form 10-K.

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
•risks relating to our inspection, reconditioning and storage facilities;
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
•our ability to establish and maintain effective internal control over financial reporting;
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
•the ability to realize anticipated benefits and synergies of the CarLotz Merger, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings; and
•the ability to ensure continued performance and market growth of the combined company’s business.

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
Purchases of used vehicles are discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of consumer credit, reductions in consumer confidence and fears of recession, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, the used vehicles that we sell more expensive and less desirable for consumers.
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
•large, national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including “omnichannel” offerings;
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
Our current business model relies in part upon the establishment of our ecommerce solutions as a platform to be used by existing automobile dealers, most of whom are not familiar with and have not used our software platform, and also may not recognize our brand and corporate identity. Acceptance of our software platform by automotive dealers will depend on many factors, including consumer acceptance of our software, price, reliability, performance, and service accessibility and effectiveness. In addition, some of our primary ecommerce competitors may offer a similar software platform to automobile dealers, which may make it more difficult for us to differentiate our offering, attract automobile dealers to our platform, and derive the results we hope to achieve from this channel.
We face a variety of risks associated with the operation of our inspection, reconditioning and storage facilities.
We operate our inspection, reconditioning and storage centers in California and Oregon. If we are unable to operate our inspection, reconditioning and storage centers efficiently, we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing our inventory, additional expenses and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations.
Moreover, our future growth depends in part on scaling and expanding our inspection and reconditioning operations. Our business model relies on centralized inspection, reconditioning and storage centers, which have an average radius of service equal to 2 hours of driving time. We anticipate that in order to expand our geographic footprint, we will need to open additional inspection, reconditioning and storage centers. If for any reason we are unable to expand our reconditioning operations as planned, this could limit our ability to expand our geographic footprint.
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

Additionally, we are required to obtain approvals, permits and licenses from state regulators and local municipalities to operate our centers. We may face delays in obtaining the requisite approvals, permits, financing and licenses to operate our centers or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing and licenses to operate our centers in desirable markets, our business, financial condition and results of operations may be materially and adversely affected.
We rely on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.
We rely on third-party carriers to transport vehicles from auctions or individual sellers to our facilities, and then from our facilities to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. In addition, our transportation costs may increase as carriers have increased prices. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers that deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business (including our reputation), financial condition and results of operations.
The current geographic concentration where we provide reconditioning services and store inventory creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition, and results of operations.
We currently conduct our business through our inspection, reconditioning and storage centers in California and Oregon. Any unforeseen events or circumstances that negatively affect areas where we operate or may operate in the future, particularly our facilities in California, a state that has experienced significant natural and other disasters in the past including earthquakes, wildfires and blackouts, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory, and delays in the delivery of vehicles to our customers. In addition, our geographic concentration means that changes in policy at the state level, including regulatory changes and government shutdowns in response to pandemics and other crises, may have more significant impact on our business.
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
We rely on third-party lenders to finance purchases of our vehicles by customers who desire or need such financing. We also offer value-added products to our customers through third-party service providers, including vehicle service contracts, guaranteed asset protection (“GAP”), and wheel and tire coverage. Because we utilize third-party service providers, we cannot control all of the factors that might affect the quality and fulfillment of these services and products, including (i) lack of day-to-day control over the activities of third-party service providers, (ii) that such service providers may not fulfill their obligations to us or our customers or may otherwise fail to meet expectations, which in the case of vehicle service contracts, could require us to refund amounts paid or underwrite the risk ourselves, and (iii) that such service providers may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. Such providers also are subject to state and federal regulations and any failure by such third-party service providers to comply with applicable legal requirements could cause us financial or reputational harm.

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
If the prices of new vehicles decline relative to the prices of used vehicles, our customers may become more likely to purchase a new vehicle rather than a used vehicle, which could reduce our vehicle sales and lower our revenue. A potential contributing factor to the narrowing of the price gap between new and used vehicles is manufacturers providing incentives for the purchase of new vehicles, such as favorable financing terms. Additionally, factors that cause used vehicle prices to increase, such as a decrease in the number of new vehicle lease returns or a decrease in vehicle stock from rental car companies could cause consumers to favor the purchases of new vehicles. In addition, supply chain issues impacted new vehicle production throughout 2021 and 2022. As a result of these factors, automotive vehicle pricing and demand continues to be difficult to predict.
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
In the year ended December 31, 2022, we obtained 95% of the vehicles we sell in our retail segment from customers and partners. If we are unable to purchase a sufficient number of vehicles directly from consumer-sellers and our partners, we will need to find alternative sources of vehicles and we may not be able to purchase vehicles of the same quality and at the same price as the vehicles we currently purchase. A reduction in the availability of or access to sources of inventory for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
Currently, our third-party value-added products consist of finance and vehicle protection products, which includes third-party financing of customers’ vehicle purchases, as well as other value-added products, such as vehicle service contracts, guaranteed asset protection, and wheel and tire coverage. If we introduce new value-added products or expand existing offerings on our platform, such as insurance and/or insurance referral services, music services or vehicle diagnostic and tracking services and maintenance, we may incur losses or otherwise fail to enter these markets successfully. Entry into new markets may require us to compete with new companies, cater to new customer expectations, and comply with new complex regulations and licensing requirements, each of which will be unfamiliar. Accordingly, we could need to invest significant resources in market research, legal counsel, and our organizational infrastructure, and a return on such investments may not be achieved for several years, if at all. Additionally, failure to comply with applicable regulations or to obtain required licenses could result in penalties or fines. Further, we may fail in demonstrating the value of any new value-added product to customers, which would compromise our ability to successfully create new revenue streams or receive returns in excess of investments. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.
Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
If interest rates continue to rise, market rates for vehicle financing will generally be expected to rise as well, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our financial condition and results of operations. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
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
State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them, and we may face regulatory action if regulators believe that we are not in compliance with such obligations. We are licensed as a dealer in California and Oregon and all of our vehicle transactions are conducted under our California and Oregon licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however regulators could seek to enforce those laws against us. In addition, if we determine or are instructed by state regulators that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.
Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All vehicle sale transactions and applicable retail installment financings are conducted under our California and Oregon dealer licenses. As we seek to expand our operations and presence into other states, we may be required to obtain additional finance or other licenses, and we may not be able to obtain such licenses within the timeframe we expect or at all.
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
As a result of a late Current Report on Form 8-K filing in 2023, we are not eligible to use our “shelf” registration statement for the remainder of the 2023 fiscal year. Because of that limitation, our ability to quickly access U.S. capital markets will be somewhat constrained.
Our flooring line of credit facility with Ally Bank expires on December 9, 2023. The Senior Unsecured Notes with SB LL Holdco will mature on May 11, 2025. Additionally, our Convertible Senior Notes mature on May 15, 2026. Please see Note 10 - Borrowings to the accompanying consolidated financial statements for additional information. The terms of any future debt financing may be on less favorable economic terms or include restrictive covenants which could limit our ability to secure additional liquidity and pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing and may impact the ability or willingness of our lenders or guarantors to fulfill their obligations under their agreements with us. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.
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
As of March 30, 2023, we had outstanding approximately 17,228,479 shares of our common stock and securities exercisable for and convertible into approximately 2,533,116 shares of common stock (of which approximately 521,969 were exercisable as of that date). We also had convertible debt outstanding that is convertible into a maximum of 2,269,289 shares of our common stock. The sale or the availability for sale of a large number of our common stock in the public market could cause the price of our common stock to decline.
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
We currently advertise primarily through a blend of direct-advertising channels and are expanding our brand advertising channels in the future with the goal of increasing the strength, recognition and trust in the Shift brand and driving more unique visitors to our platform. Our marketing strategy includes performance marketing through digital platforms, including both auto-centric lead generation platforms and broader consumer-facing platforms. We have also strategically use targeted television and radio campaigns and other local advertising in key markets. As such, a significant component of our marketing spend involves the use of various marketing techniques, including programmatic ad-buying, interest targeting, retargeting and email nurturing. Future growth and profitability will depend in part on the cost and efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures, and to drive the promotion of our platform.

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
In addition, social networks are important as a source of new clients and as a means by which to connect with current clients, and their importance may be increasing. We may be unable to effectively maintain a presence within these networks, which could lead to lower than anticipated brand affinity and awareness, and in turn could adversely affect our operating results. Further, mobile operating system and web browser providers, such as Apple and Google, have announced or recently implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple recently made a change to iOS 14 to require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google further restricted the use of third-party cookies in its Chrome browser in 2022, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes are expected to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. Any reduction in the number of users directed to our platform through internet search engines, vehicle listings sites or social networking sites could harm our business, financial condition and results of operations.
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
We expect our quarterly results of operations, including our revenue, cash flow, and net profit or loss, to vary significantly in the future based in part on, among other things, seasonal and cyclical patterns in vehicle sales in the United States. Vehicle sales generally exhibit seasonality, with sales increasing in the first quarter and continuing through the end of the summer, before exhibiting a steep drop in the fall. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. COVID-19 and related supply chain disruptions have somewhat disrupted these seasonal patterns in 2021 and 2022, posing additional challenges to buying and selling inventory at favorable prices.
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
In addition, as a result of the COVID-19 pandemic and the spread of new variants, our hiring, training, and retention efforts may be hindered by the constraints placed on our business, including measures that we take proactively and those that are imposed upon us by government authorities. As a result of such measures, it is possible that we may lose a portion of our workforce. In addition, labor shortages, the inability to hire or retain qualified employees nationally, regionally or locally or increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct operations.
Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.
The labor costs associated with our operations, including our inspection, reconditioning and storage centers, are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, our labor costs may increase. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.

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
We have recognized impairment charges related to long-lived assets.
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
As of December 31, 2022, we had outstanding $150.0 million in principal amount under Senior Convertible Notes which mature on May 15, 2026, as well as $20.0 million in principal amount under Senior Unsecured Notes due May 11, 2025. Additionally, we had $24.8 million aggregate principal amount of borrowings under our Flooring Line of Credit with Ally Bank (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) as of December 31, 2022, which expires on December 9, 2023 (the "Ally FLOC"). Our interest expense resulting from indebtedness outstanding from time to time during fiscal 2022 was $11.5 million for the year ended December 31, 2022.
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
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we continue to fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
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

While we are in the process of implementing a remediation plan to remediate these material weaknesses, there can be no assurance that the material weaknesses will be promptly remediated or that we will not identify additional material weaknesses in the future. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements. A more complete description of this material weakness is included in Item 9A, "Controls and Procedures" in this Annual Report on Form 10-K.
The Company’s losses and negative cash flows from operations since inception, its current cash and working capital position, and the upcoming expiration of the floorplan financing arrangement raise substantial doubt about the Company’s ability to continue as a going concern.
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $612.8 million as of December 31, 2022. During the year ended December 31, 2022, the Company had negative operating cash flows of $110.4 million. As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $96.2 million and total working capital of $83.1 million. Our current floorplan financing arrangement expires on December 9, 2023. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. However, there is substantial doubt about the Company’s ability to continue as a going concern.
Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing or generate profitable operations. Historically, we have funded operations through issuances of common and preferred stock and through a reverse recapitalization via the IAC Merger in October 2020, as well as through inventory floorplan financing and net cash received as part of out merger with CarLotz Inc in December 2022. We have also historically funded vehicle inventory purchases through our vehicle floorplan facilities. There can be no assurance that additional financing will be available or will be available on commercially reasonable terms. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into strategic alliances.
Acquisitions such as the Fair acquisition, CarLotz merger, joint ventures and other strategic alliances may have an adverse effect on our business; we may fail to realize the anticipated benefits of such transactions.
In order to position ourselves to take advantage of growth opportunities, from time to time we may make strategic acquisitions and enter into joint ventures and other strategic alliances that involve significant risks and uncertainties. Risks and uncertainties relating to these transaction and any other acquisitions, joint ventures and other strategic alliances we may undertake include:
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
We may not achieve the anticipated growth, cost savings or other benefits from the Fair acquisition, CarLotz merger or any other transaction we may undertake without adversely affecting current revenues and investments in future growth. Moreover, the anticipated growth, cost savings, synergies and other benefits of the Fair acquisition, CarLotz merger, or any other transaction we may undertake may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit legal, regulatory, and other risks of the acquired business, whether known or unknown to us, which may be material to the combined company. Moreover, uncertainty about the effect of a pending transaction on employees, suppliers and customers may have an adverse effect on us and/or the acquired business, which uncertainties may impair our or its ability to attract, retain and motivate key personnel, and could cause our or its customers, suppliers and distributors to seek to change existing business relationships with either of us. In addition, in connection with acquisitions, joint ventures or strategic alliances, we may incur debt, issue equity securities, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Shift's corporate headquarters is located in San Francisco, California, and consists of approximately 9,255 square feet of space under a lease that expires on December 31, 2023. These facilities provide corporate functions and support, including meeting space and mail services, to our primarily remote workforce.
Shift operates three omnichannel markets including vehicle storage and sales facilities located in Los Angeles, California, Oakland, California, and Portland, Oregon. Following the Restructuring Plan described in detail in Note 16 - Impairment and Restructuring to the accompanying consolidated financial statements, certain legacy Shift facilities in California, Washington, and Texas are no longer in use. Following the merger with CarLotz, Inc. (see Note 3 - Business Combinations to the accompanying consolidated financial statements), the Company has facilities that are not in use in Alabama, Colorado, Illinois, Louisiana, North Carolina, Texas, and Virginia. The Company is actively engaged in efforts to dispose of the properties not in use. The Company's leases expire between January 1, 2023 and December 30, 2036.
We believe our existing facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matter discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the IAC Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit and formally filed its appeal with the Second Circuit on January 20, 2023. Shift has until April 20, 2023 to file its responsive pleading. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of December 31, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
CarLotz stockholder matters
On November 4, 2022, a lawsuit entitled Derek Dorrien v. CarLotz, Inc. et al., Case No. 1:22-cv-09463, was filed in the United States District Court for the Southern District of New York against CarLotz and the members of the CarLotz board of directors (the “Dorrien Action”). On November 4, 2022, a lawsuit entitled Sholom D. Keller v. CarLotz, Inc. et al., Case No. 2022-1006-NAC, was filed in the Court of Chancery of the State of Delaware against CarLotz and the members of the CarLotz board of directors (the “Keller Action” and together with the Dorrien Action, the “Actions”). The Dorrien Action alleges that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the transactions contemplated by the Merger Agreement (the “Transactions”) in the registration statement on Form S-4 (the “Registration Statement”) filed by us with the Securities and Exchange Commission on September 26, 2022. The Keller Action alleges that the members of the CarLotz board of directors and Lev Peker, in his capacity as an officer of CarLotz, breached their fiduciary duties in connection with the Transactions. The Actions seek, among other things, injunctive relief, money damages and the costs of the Actions, including reasonable attorneys’ and experts’ fees. Shift is not named as a defendant in the Actions. We believe that the plaintiffs’ allegations in the Actions are without merit; however, litigation is inherently uncertain and there can be no assurance that CarLotz’s or our defense of the action will be successful.
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
Delaware Section 205 Petition
On March 6, 2023, Shift filed a petition in the Delaware Court of Chancery under Section 205 of the Delaware General Corporation Law (the “DGCL”) to resolve potential uncertainty with respect to the Company’s share capital. Such uncertainty was introduced by a recent decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022) that potentially affects the Company and many other similarly situated companies that were formed and became publicly traded as a special purpose acquisition company (“SPAC”). Out of an abundance of caution, the Company elected to pursue the remedial actions described below. Concurrently with the filing of the Petition, the Company filed a motion to expedite the hearing on the Petition, which was subsequently granted on March 6, 2023.

In October 2020, the Company, which was then a SPAC named Insurance Acquisition Corp. (“IAC”), held a special meeting of stockholders (the “IAC Special Meeting”) to approve certain matters relating to the merger between IAC and a privately held company then called Shift Technologies, Inc. One of these matters was a proposal to amend and restate IAC’s Amended and Restated Certificate of Incorporation (the “SPAC Charter”) in order to, among other things, increase the number of authorized shares of Class A common stock from 50,000,000 to 500,000,000 (such proposal, the “Share Increase Proposal” and, together with such other amendments to the SPAC Charter, the “Charter Proposals”). At the IAC Special Meeting, the Charter Proposals were approved by a majority of the outstanding shares of Class A common stock and a majority of the outstanding shares of Class B common stock of IAC as of the record date for the IAC Special Meeting, voting together as a single class. After the IAC Special Meeting, IAC and Shift Technologies, Inc. closed the merger pursuant to which the Company became the parent of Shift Technologies, Inc. (now named Shift Platform, Inc.), and the Company’s certificate of incorporation, as amended to give effect to the Charter Proposals and to change the Company’s name to Shift Technologies, Inc., became effective.

The recent ruling by the Delaware Court of Chancery in the Boxed case introduced uncertainty as to whether Section 242(b)(2) of the DGCL would have required the Share Increase Proposal to be approved by the vote of the majority of IAC’s then-outstanding shares of Class A common stock, voting as a separate class. The Company had been operating with the understanding that the Charter Proposals were validly approved at the IAC Special Meeting. In light of this recent ruling, however, to resolve potential uncertainty with respect to the Company’s share capital, the Company filed a petition in the Delaware Court of Chancery under Section 205 of the DGCL to seek validation of the Charter Proposals. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts.

On March 6, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the Petition to be heard. On March 17, 2023, the hearing took place and the Court of Chancery approved the Company’s request for relief. The Court of Chancery then entered an order under Section 205 of the DGCL on March 17, 2023, declaring (i) the increase in aggregate number of authorized shares of Class A common stock, par value $0.0001, of the Company from 50,000,000 to 500,000,000 under the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and the Certificate of Incorporation, including the filing and effectiveness thereof, are validated and declared effective retroactive to the date of its filing with the Secretary of State of the State of Delaware on October 13, 2020 and (2) all shares of capital stock of the Company issued in reliance on the effectiveness of the Certificate of Incorporation are validated and declared effective as of the date and time of the original issuance of such shares.

ITEM 4. MINE SAFETY DISCLOSURES
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq under the symbol “SFT.”

Holders
As of March 30, 2023, there were 429 holders of record of our Class A common stock. These numbers do not include beneficial owners holding our securities through nominee names.

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

Recent Sales of Unregistered Equity Securities
On May 11, 2022, the Company completed the Fair acquisition and issued an aggregate of 206,697 shares of Class A common stock. Such shares were issued pursuant to an exemption from registration in reliance upon Section 4(a)(2) of the Securities Act. Pursuant to the Amended and Restated Equity and Asset Purchase Agreement dated May 11, 2022, the Sellers represented to the Company that they are “accredited investors” as that term is defined in Regulation D of the Securities Act. Appropriate legends stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom were affixed to the certificates or book entry statements evidencing such shares. See Note 3 - Business Combinations to the accompanying consolidated financial statements for further information.
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. Please see Note 10 - Borrowings to the accompanying consolidated financial statements for additional information.
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
Overview
Shift is a consumer-centric omnichannel retailer transforming the used car industry by leveraging its end-to-end ecommerce platform and retail locations to provide a technology-driven, hassle-free customer experience.
Launched in 2014, Shift started as a pure ecommerce seller and buyer of used cars, aimed at transforming the customer experience within the industry. Since inception, Shift has invested significantly into its technology platform to create an exceptional customer experience and to support and leverage the internal operations of the Company.
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on the Nasdaq Capital Market under the trade symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”), by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “ IAC Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc.
In August 2022, Shift announced both a strategic and operational restructuring and a merger with CarLotz (the "CarLotz Merger"), a consignment-to-retail used vehicle marketplace that operated a technology-enabled buying, sourcing, and selling model with an omnichannel experience. With the implementation of the restructuring and the close of the merger, Shift evolved into an omnichannel experience and established a plan to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity.
See Part I, Item 1 - "Business" for a detailed description and discussion of the Company's business.
Recent Events
Project Focus Restructuring Plan
On August 9, 2022, the Company announced the implementation of Project Focus, a restructuring plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (the “Restructuring Plan”). The primary elements of the Restructuring Plan are as follows:
•Optimizing unit economics and GPU, by optimizing sales through Shift’s most profitable online channel, and rebalancing inventory mix to favor Value vehicles, which Shift defines as older than 8 years or over 80,000 miles;
•Consolidating Shift’s physical operations to three West Coast markets in Los Angeles, Oakland, and Portland to efficiently support our new omnichannel fulfillment model, and closing seven existing locations;
•Restructuring our workforce around our reduced physical footprint and more-efficient fulfillment model, eliminating approximately 650 positions or 60% of our workforce; and,
•Undertaking additional efforts to reduce spending on overhead.
In connection with the implementation of the Restructuring Plan, we incurred expenses of approximately $29.6 million, consisting primarily of inventory liquidation, disposals of long-lived assets, and personnel costs including one-time termination benefits. The restructuring activities associated with the Restructuring Plan were substantially completed during the third quarter of 2022. Further personnel costs were incurred in the fourth quarter 2022 related to one-time termination benefits unrelated to the Restructuring Plan.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations.” for more information.
CarLotz Merger
The Company closed its acquisition of CarLotz, Inc. in December 2022. At the date of this filing, the Company has closed all former CarLotz locations except those serving our current major markets in Los Angeles, Oakland, and Portland. The workforce of the combined company has also been reduced in accordance with our smaller geographic footprint and to eliminate redundancies arising the from the CarLotz Merger.
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
Nasdaq Deficiency Letter and Reverse Stock Split
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
At the Company’s Special Meeting of Stockholders held on December 7, 2022, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-5 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on March 7, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective March 8, 2023. On March 22, 2023, the Company was notified by Nasdaq that the Company has regained compliance with the Bid Price Requirement.

Business Description
Shift is an omnichannel retailer for buying and selling used cars, operating an end-to-end ecommerce platform and three stores located in California and Oregon. Each store provides vehicle inventory inspection, reconditioning and storage to prepare cars for sale. For the year ended December 31, 2022, the Company had $670.8 million in revenue, an increase of 5% compared to $636.9 million of revenue for the year ended December 31, 2021.
The Company's plan to achieve long-term profitable growth prioritizes unit economics, operating expense reductions, and maximizing liquidity. Shift plans to increase market penetration in our urban, densely populated existing markets by using direct-to-consumer digital marketing and a responsive ecommerce sales approach
Shift's focus on improving unit economics is driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. Shift’s differentiated consumer sourcing strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that Shift has the right car for buyers regardless of interest, need, budget, or credit. For the year ended December 31, 2022, Shift sourced 95% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers provides Shift with access to a deep pool of scarce, highly desirable inventory. Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them.
Shift offers a full suite of options to consumers to finance and protect their vehicle through our mobile point-of-sale solution or in our locations. These products include vehicle service contracts, guaranteed asset protection, and tire coverage.
Since inception, Shift has invested significantly in its technology to provide a highly-rated customer experience, to support the operations of the business, and to allow the Company to scale over time. Our ecommerce platform has significant functionality that includes discover and search functionality for potential car buyers, the ability to connect customers to various lending partners for financing and service products, online prequalification form that filters inventory that meets their budget and financing requirements, ability to prequalify for financing, and the ability to get an instant online quote for car sellers. We will continue to develop our technology to improve the overall operations of the business and especially the customer experience.

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles to consumers at one of our markets, directly, through our ecommerce platform in a seamless end-to-end process, or through a combination of online and in-person. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the year ended December 31, 2022 and 2021 was $670.8 million and $636.9 million, respectively.
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
Vehicle Reconditioning
All of the cars that Shift sells undergo a rigorous 150+ point mechanical inspection and reconditioning process in one of our markets (or at a third-party partner when additional capacity is needed) to help ensure that they are safe, reliable, up to cosmetic standards, and comfortable. We have created two classifications of inventory for reconditioning — Value and Certified — to optimize the level of reconditioning for each vehicle classification. This allows us to efficiently provide each customer with the greatest value through a tailored reconditioning approach. Value cars are typically sold at a lower price point and are sought after by consumers who have different expectations and tolerances for cosmetic reconditioning standards — therefore, we focus on mechanical and safety issues for these vehicles, with less emphasis on cosmetic repair, in order to optimize reconditioning costs. This operational flexibility in our reconditioning process improves our ability to grow profitably and is a primary factor in our decision to conduct reconditioning in-house.
Financing and Vehicle Protection Products
We generate revenue by earning no obligation referral fees for selling ancillary products to customers that purchase vehicles through the Shift platform. Since we earn fees for the F&I products we sell, our gross profit on these items is equal to the revenue we generate. Our current offering consists of financing from third-party lenders, guaranteed asset protection (“GAP”), vehicle protection plans and vehicle service contracts. We plan to offer additional third-party products to provide a wider product offering to customers and expect these products to contribute to reaching our revenue and profitability targets.

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
Growth in Other Revenue from Existing Revenue Streams
We have prioritized development of our “other revenue” streams, which comprise the financing and vehicle protection products as well as other ancillary products. We have invested in the technology and sales capabilities needed to increase the likelihood that consumers will purchase ancillary products in connection with the sale of a vehicle, and we see more opportunity for additional revenue within our existing channels from further expansion of our attach rates for our financing and vehicle protection product suite.
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

Key Operating Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics measure the key drivers of our performance, increasing our brand awareness through unique site visitors and continuing to offer a full spectrum of used vehicles to service all types of customers.
Retail Units Sold
We define retail units sold as the number of vehicles sold to customers in a given period, net of returns. We currently have a seven-day, 200 mile return policy. The number of retail units sold is the primary driver of our revenues and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including all financing and protection products. We view retail units sold as a key measure of our growth, as growth in this metric is an indicator of our ability to successfully scale our operations while maintaining product integrity and customer satisfaction.
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
Retail Average Sale Price
We define retail average sale price (“ASP”) as the average price paid by a customer for an retail vehicle, calculated as retail revenue divided by retail units. Retail average sale price helps us gauge market demand in real-time and allows us to maintain a range of inventory that most accurately reflects the overall price spectrum of used vehicle sales in the market. We believe this metric provides transparency and is comparable to our peers.
Wholesale Average Sale Price
We define wholesale average sale price as the average price paid by a customer for a wholesale vehicle, calculated as wholesale revenue divided by wholesale units. We believe this metric provides transparency and is comparable to our peers.
Gross Profit per Unit
We define gross profit per unit as the gross profit for retail, other, and wholesale, each of which divided by the total number of retail units sold in the period. We calculate gross profit as the revenue from vehicle sales and services less the costs associated with acquiring and reconditioning the vehicle prior to sale. Gross profit per unit is primarily driven by retail vehicle revenue, which generates additional revenue through attachment of our financing and protection products, and gross profit generated from wholesale vehicle sales. We present gross profit per unit from our three revenues streams as Retail gross profit per unit, Wholesale gross profit per unit and Other gross profit per unit.
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
Average Days to Sale
We define average days to sale as the number of days between Shift’s acquisition of a vehicle and sale of that vehicle to a customer, averaged across all retail units sold in a period. We view average days to sale as a useful metric in understanding the health of our inventory.

Retail Vehicles Available for Sale
We define retail vehicles available for sale as the number of retail vehicles in inventory on the last day of a given reporting period. Until we reach an optimal pooled inventory level, we view retail vehicles available for sale as a key measure of our growth. Growth in retail vehicles available for sale increases the selection of vehicles available to consumers, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in retail vehicles available for sale is an indicator of our ability to scale our vehicle purchasing, inspection and reconditioning operations.

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	($ in thousands, except per unit metrics)
Revenue:
Retail vehicle revenue, net	$555,523	$538,387	3.2%
Other revenue, net	27,007	22,633	19.3%
Wholesale vehicle revenue	88,223	75,849	16.3%
Total revenue	$670,753	$636,869	5.3%

Cost of sales:
Retail vehicle cost of sales	$546,940	$513,124	6.6%
Wholesale vehicle cost of sales	98,480	74,957	31.4%
Total cost of sales	$645,420	$588,081	9.8%

Gross profit:
Retail vehicle gross profit	$8,583	$25,263	(66.0)%
Other gross profit	27,007	22,633	19.3%
Wholesale vehicle gross profit (loss)	(10,257)	892	(1,249.9)%
Total gross profit	$25,333	$48,788	(48.1)%

Unit sales information:
Retail vehicle unit sales	20,961	23,251	(9.8)%
Wholesale vehicle unit sales	5,344	7,067	(24.4)%

Average selling prices per unit (“ASP”):
Retail vehicles	$26,503	$23,155	14.5%
Wholesale vehicles	$16,509	$10,733	53.8%

Gross profit per unit:
Retail gross profit per unit	$409	$1,087	(62.4)%
Other gross profit per unit	1,288	973	32.4%
Wholesale gross profit (loss) per unit	(489)	38	(1,386.8)%
Total gross profit per unit	$1,208	$2,098	(42.4)%

Non-financial metrics
Average monthly unique visitors	735,824	659,358	11.6%
Average days to sale	69	54	27.8%
Retail vehicles available for sale	1,476	4,337	(66.0)%

We present operating results down to gross profit from three distinct revenue channels:
Retail Vehicles, Net: The retail channel within our Retail segment represents sales of used vehicles directly to our customers through our website.
Other, Net: The other channel within our Retail segment represents fees earned on sales of value-added products associated with the sale of retail vehicles.
Wholesale Vehicles: The Wholesale channel is the only component of our Wholesale segment and represents sales of used vehicles through wholesale auctions.
Year Ended December 31, 2022
Retail Vehicle Revenue, Net
Retail vehicle revenue increased by $17.1 million, or 3.2%, to $555.5 million during the year ended December 31, 2022, from $538.4 million in the comparable period in 2021. The increase in retail vehicle revenue was partly due to an increase in retail ASP, which was $26,503 for the year ended December 31, 2022, compared to $23,155 for the year ended December 31, 2021. This increase in retail ASP was primarily a reflection of increased demand for used vehicles coupled with lower-than-average inventory levels across the auto market as a whole as compared to the prior period.
This increase was partly offset by a decrease in retail unit sales, as we sold 20,961 retail vehicles in the year ended December 31, 2022, compared to 23,251 retail vehicles in the year ended December 31, 2021. The decrease in unit sales was driven by the execution of the Restructuring Plan in the second half of 2022. Unit sales decreased due to the closure of inventory storage and reconditioning centers in California, Washington, and Texas and the associated reduction in inventory available for sale.
Following the Restructuring Plan, retail revenue and unit sales are expected to trend downwards in 2023 as the Company's smaller geographic footprint results in reduced unit volume, focusing on profitability over top-line growth.
Other Revenue, Net
Other revenue increased by $4.4 million, or 19.3%, to $27.0 million during the year ended December 31, 2022, from $22.6 million in the comparable period in 2021. This increase was primarily due to strategic investments to enhance and expand our ancillary product offerings to better monetize our unit sales.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $12.4 million, or 16.3%, to $88.2 million during the year ended December 31, 2022, from $75.8 million in the comparable period in 2021. This increase in wholesale vehicle revenue was primarily due to a 53.8% increase in ASP resulting from the fact that the Company liquidated a relatively high proportion of higher priced inventory as part of the Restructuring Plan that would ordinarily have been sold through the Retail channel. The increase in ASP was partly offset by a decrease in wholesale unit volume as we sold 5,344 wholesale vehicles during the year ended December 31, 2022, compared to 7,067 wholesale vehicles in the year ended December 31, 2021.
Cost of Sales
Cost of sales increased by $57.3 million, or 9.8%, to $645.4 million during the year ended December 31, 2022, from $588.1 million in the comparable period in 2021. The increase was primarily due to increased buying and selling prices in the used auto market as a whole, caused by constrained supplies of new and used vehicles. The increase was partly offset by a decrease in unit sales as we sold 26,305 total vehicles in the year ended December 31, 2022, compared to 30,318 total vehicles in the year ended December 31, 2021.

Retail Vehicle Gross Profit
Retail vehicle gross profit decreased by $16.7 million, or 66.0%, to $8.6 million during the year ended December 31, 2022, from $25.3 million in the comparable period in 2021. The decrease was primarily driven by a decrease in retail gross profit per unit, which shrank to $409 per unit for the year ended December 31, 2022, from $1,087 per unit in the comparable period in 2021. The decrease in retail vehicle gross profit was partly due to a decrease in retail units sold, as described in “Retail Vehicle Revenue, Net” above. The decrease in retail gross profit per unit was largely driven by atypical vehicle appreciation witnessed in the comparable period of 2021, as well as promotional discounts offered in 2022 to liquidate inventory as part of the Restructuring Plan. Retail vehicle gross profit is expected to improve through a more balanced sales mix of older and newer vehicles as well as through the return of normal depreciation and seasonality cycles.
Other Gross Profit
Other gross profit increased by $4.4 million, or 19.3%, to $27.0 million during the year ended December 31, 2022, from $22.6 million in the comparable period in 2021. The increase in other gross profit was partly due to the increase in other gross profit per unit to $1,288 during the year ended December 31, 2022, from $973 per unit in the comparable period in 2021. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Loss
Wholesale vehicle gross loss increased by $11.1 million, or 1,249.9%, to $10.3 million during the year ended December 31, 2022, from a profit of $0.9 million in the comparable period in 2021. The increase was primarily due to the increase in wholesale gross loss per unit, which grew to $489 per unit for the year ended December 31, 2022, from a profit of $38 in the comparable period in 2021. The increase was primarily due to the liquidation of vehicles through the Wholesale channel as we adjust to a smaller geographic footprint pursuant to the Restructuring Plan.
Components of SG&A

	Year Ended December 31,
	2022	2021	Change
	($ in thousands)
Compensation and benefits	$94,273	$103,871	(9.2)%
as a % of revenue	14.1%	16.3%
Marketing expenses	32,547	49,807	(34.7)%
as a % of revenue	4.9%	7.8%
Other costs(1)	87,188	66,377	31.4%
as a % of revenue	13.0%	10.4%
Total selling, general and administrative expenses	$214,008	$220,055	(2.7)%
as a % of revenue	31.9%	34.6%
____________
(1)Other costs include all other selling, general and administrative expenses such as facility operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses, and M&A transaction costs.
Selling, general and administrative expenses decreased by $6.0 million, or 2.7%, to $214.0 million during the year ended December 31, 2022, from $220.1 million in the comparable period in 2021. The decrease was partly due to the decrease in compensation costs of $9.6 million, driven by the decrease in average headcount to 970 from 1,037. The decrease was also partly due to a decrease in marketing expense of $17.3 million, which resulted from abnormally high marketing spend in the comparable period caused by overlapping marketing campaigns, as well as curtailed marketing spend in the second half of 2022. Lastly, other costs increased by $20.8 million due primarily to transaction costs incurred for the merger with CarLotz, Inc.
Selling, general and administrative expenses decreased as a percentage of revenue from 34.6% to 31.9% as the Company began to realize cost savings from the Restructuring Plan and various other efforts to improve overhead efficiency.

Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through December 31, 2022 primarily includes proceeds from the IAC Merger and PIPE financing completed in October 2020, issuance of convertible notes and senior unsecured notes, and proceeds from the Flooring Line of Credit facility with Ally (the "Ally FLOC"). Refer to Note 10 - Borrowings and Note 15 - Related Party Transactions of the “Notes to Consolidated Financial Statements” for additional information. In addition, we obtained $95.7 million in cash from the CarLotz Merger (see Note 3 - Business Combinations of the “Notes to Consolidated Financial Statements” for additional information).
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest payable semi-annually in arrears at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 10 - Borrowings in the “Notes to Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 12 - Stockholders' Equity (Deficit) of the “Notes to Consolidated Financial Statements”), and is using the remaining proceeds for working capital and general corporate purposes.
On May 11, 2022, in conjunction with the acquisition of Fair (See Note 3 - Business Combinations of the “Notes to Consolidated Financial Statements”), the Company entered into an agreement with SB LL Holdco, Inc. ("SB LL Holdco") to a sale of $20.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due May 11, 2025 ("Senior Unsecured Notes").
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $612.8 million as of December 31, 2022. During the year ended December 31, 2022, the Company had negative operating cash flows of $110.4 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Liquidity and Management's Plan
For the year ended December 31, 2022 and 2021, the Company generated negative cash flows from operations of approximately $110.4 million and $211.0 million, respectively, and generated net losses of approximately $172.0 million and $166.3 million, respectively. As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $96.2 million and total working capital of $83.1 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via the IAC Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 10 - Borrowings to the accompanying consolidated financial statements). The Company's current floorplan facility expires on December 9, 2023. The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital to provide the liquidity necessary to satisfy its obligations over the next twelve months, and to secure a new or amended floorplan financing arrangement to provide continuity when the current floorplan expires. The Company's ability to raise capital may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company continues to implement the Restructuring Plan which is designed to improve the Company’s liquidity by improving unit economics and reducing selling, general, and administrative expenses. The Restructuring Plan seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 16 - Impairment and Restructuring to the accompanying consolidated financial statements for additional information.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued or available to be issued. Management determined as a result of this evaluation, the Company’s losses and negative cash flows from operations since inception, combined with its current cash, working capital position, and expiration of the current floorplan financing arrangement on December 9, 2023, raise substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Debt obligations
See Note 10 - Borrowings of the “Notes to Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Year Ended December 31, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(110,416)	$(211,046)
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	65,995	(14,143)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(42,074)	183,989
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $110.4 million, a decrease of $100.6 million from cash used in operating activities of $211.0 million for the year ended December 31, 2021. The change is primarily due to an increase in cash provided by net sales of inventory of $162.1 million, offset by an increase of $50.1 million in net cash used to settle accounts payable and accrued liabilities.
Investing Activities
For the year ended December 31, 2022, net provided by investing activities of $66.0 million was primarily driven by the $95.7 million of cash acquired as part of the acquisition of CarLotz, Inc., offset by $15.0 million used to purchase Fair Dealer Services, LLC (See Note 3 - Business Combinations of the “Notes to Consolidated Financial Statements”) as well as capitalization of website and internal-use software costs and purchases of capital equipment.
Financing Activities
For the year ended December 31, 2022, net cash used in financing activities was $42.1 million, primarily due to net repayments on the Flooring Line of Credit of $58.4 million, offset by proceeds from the Senior Unsecured Notes of 19.6 million (See Note 10 - Borrowings of the “Notes to Consolidated Financial Statements”).
Contractual Obligations
As of December 31, 2022 and 2021, the Company reported a liability for vehicles acquired under an OEM program of zero and $3.6 million, respectively. The Company records inventory received under the arrangement with the OEM equal to the amount of the liability due to the OEM to acquire such vehicles. The liability due to the OEM provider for such acquired vehicles is equal to the OEM’s original acquisition price.
The Company has various operating leases of real estate and equipment. See Note 6 - Leases to the accompanying consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
Off-Balance Sheet Arrangements
We are a party to an off-balance sheet arrangement, as the Company guaranteed the lease obligation of two closed locations assigned to a third-party (see Note 6 - Leases to the accompanying consolidated financial statements for additional information). We are not a party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

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
Retail Vehicle Revenue
We sell used vehicles to retail customers through our ecommerce platform. The price for used vehicles is the stand-alone selling price as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the price of a used vehicle, which is included in the transaction price as non-cash consideration at the stated trade-in value within the contract. We satisfy our performance obligation and recognize revenue for sales of retail vehicles at a point in time when the vehicles are delivered to or picked up by the customer. The revenue recognized by Shift is the amount equal to the stand-alone selling price, including any service fees, less any discounts and an estimate for returns. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
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
Our return policy allows customers to initiate a return during the first seven days or 200 miles after delivery (whichever comes first). Retail vehicle revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. The returns reserve was $0.6 million at December 31, 2022 and $1.0 million at December 31, 2021, and is materially offset by matching reductions in cost of sales.
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
In the event that a customer cancels certain finance and insurance products, the Company may be obligated to return all or part of its commission. Other revenue is recognized net of a reserve for cancellations, which is estimated using historical experience and trends. The reserve for estimated cancellations at December 31, 2022 and 2021 was $2.7 million and $2.3 million, respectively, and is presented in accrued expenses and other current liabilities on the consolidated balance sheets.

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
Costs to obtain or fulfill a contract
We elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses in the consolidated statements of operations.
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
In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event that we determine we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2022 and 2021, respectively, we recorded a full valuation allowance on our deferred tax assets.
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
The former Legacy Shift stockholders were entitled to receive up to an additional 600,021 shares of the Company’s common stock (the “Escrow Shares”). The Escrow Shares were issued to a third-party escrow agent in connection with the closing of the IAC Merger, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the IAC Merger. The Escrow Shares will be released to the beneficiaries if the price of our common stock meets certain thresholds in the 30 months following the closing of the IAC Merger (see Note 3 - Merger in the accompanying consolidated financial statements for additional information). The Escrow shares will be returned to the Company if these thresholds are not reached. On October 13, 2021, 50% of the Escrow Shares were returned to the Company as our common stock did not meet the required threshold for release of the first tranche.
The Escrow Shares meet the accounting definition of a derivative financial instrument. Prior to October 13, 2021, as the number of Escrow Shares that would ultimately be released was partially dependent on variables (namely, the occurrence of a change in control) that were not valuation inputs to a “fixed for fixed” option or forward contract, the Escrow Shares were not considered to be indexed to the Company’s common stock and were therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was recorded to financial instruments liability on the consolidated balance sheet at fair value as of the date of the IAC Merger, with subsequent changes in fair value recorded in change in fair value of financial instruments on the consolidated statements of operations.
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
Business Combinations
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
Impairment of Long-Lived Assets

Evaluating long-lived assets for impairment or abandonment requires the use of estimates. To assess the recoverability of definite-lived assets, we estimate the remaining undiscounted cash flows pertaining to each asset group. For any asset groups that are not recoverable based on estimated future undiscounted cash flows, we estimate the fair value of the asset group and compare it to the carrying value of the assets. Any excess of carrying value over fair value is expensed as an impairment charge. Because of the magnitude of the carrying value of the Company's long-lived assets, modest changes in our estimates could have a material impact on the reported result and financial condition of the Company. The facility closures and the drop in our stock market capitalization were triggering events in the current period. A detailed discussion of estimates pertaining to the current period impairment assessment is included in Note 16 - Impairment and Restructuring to the accompanying consolidated financial statements.

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
During the year ended December 31, 2022, the Company recognized a goodwill impairment loss of $0.5 million, which is included in loss on impairment on the consolidated statements of operations. There was no impairment of goodwill for the year ended December 31, 2021. During the fourth fiscal quarter of 2022, management determined that indicators of impairment existed and performed a goodwill impairment test. The facility closures and the drop in our stock price were indicators of impairment in the current period. Management engaged third party valuation consultants to determine the fair value of the Retail segment (which also meets the definition of a reporting unit for goodwill impairment purposes). The fair value was determined using a market approach based on comparison to peer company valuation multiples.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Shift Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shift Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since inception, the Company has suffered recurring losses and negative cash flows from operations, combined with its current cash and working capital position, and expiration of the current floorplan financing arrangement on December 9, 2023, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2022, due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 31, 2023
We have served as the Company's auditor since 2018.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$96,159	$182,616
Restricted cash, current	10,632	—
Marketable securities at fair value	1,264	—
Accounts receivable, net of allowance for doubtful accounts of $93 and $304	4,558	20,084
Inventory	40,925	122,743
Prepaid expenses and other current assets	7,657	7,392
Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale	17,226	—
Total current assets	178,421	332,835
Restricted cash, non-current	1,055	11,725
Marketable securities at fair value, non-current	707	—
Property and equipment, net	6,797	7,940
Operating lease assets	44,568	—
Finance lease assets, net	152	—
Capitalized website and internal use software costs, net	10,657	9,262
Goodwill	2,070	—
Deferred borrowing costs	268	564
Other non-current assets	3,323	3,414
Total assets	$248,018	$365,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,085	$15,175
Accrued expenses and other current liabilities	33,872	43,944
Operating lease liabilities, current	8,865	—
Finance lease liabilities, current	271	—
Operating and finance lease liabilities and other liabilities associated with assets held for sale	15,432	—
Flooring line of credit	24,831	83,252
Total current liabilities	95,356	142,371
Long-term debt, net	163,363	144,335
Operating lease liabilities, non-current	44,985	—
Finance lease liabilities, non-current	3,989	—
Other non-current liabilities	111	3,762
Total liabilities	307,804	290,468

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 17,212,130 and 8,136,931 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	552,968	515,982
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(612,753)	(440,711)
Total stockholders’ equity (deficit)	(59,786)	75,272
Total liabilities and stockholders’ equity (deficit)	$248,018	$365,740
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Retail revenue, net	$555,523	$538,387
Other revenue, net	27,007	22,633
Wholesale vehicle revenue	88,223	75,849
Total revenue	670,753	636,869
Cost of sales	645,420	588,081
Gross profit	25,333	48,788
Operating expenses:
Selling, general and administrative expenses	214,008	220,055
Depreciation and amortization	10,456	5,586
Restructuring expenses	21,001	—
Loss on impairment	17,319	—
Total operating expenses	262,784	225,641
Loss from operations	(237,451)	(176,853)
Change in fair value of financial instruments	—	18,893
Gain on bargain purchase	76,685	—
Interest and other expense, net	(10,950)	(8,082)
Loss before income taxes	(171,716)	(166,042)
Provision for income taxes	326	226
Net loss	$(172,042)	$(166,268)
Net loss per share, basic and diluted	$(19.92)	$(21.29)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,638,073	7,811,414
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net loss	$(172,042)	$(166,268)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(3)	—
Other comprehensive loss, net of tax	(3)	—
Total comprehensive loss	$(172,045)	$(166,268)

The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	8,390,418	1	511,624	(274,443)	—	237,182
Issuance of common stock upon exercise of vested options	36,299	—	506	—	—	506
Repurchase of shares related to early exercised options	(2,292)	—	—	—	—	—
Vesting of early exercised options	—	—	436	—	—	436
Stock-based compensation	—	—	25,967	—	—	25,967
Warrant exchange	12,516	—	(497)	—	—	(497)
Purchase of capped calls	—	—	(28,391)	—	—	(28,391)
Cancellation and reclassification of Escrow Shares	(300,010)	—	6,337	—	—	6,337
Net loss and comprehensive loss	—	—	—	(166,268)	—	(166,268)
Balance at December 31, 2021	8,136,931	1	515,982	(440,711)	—	75,272
Issuance of common stock upon exercise of vested options	1,293	—	3	—	—	3
Repurchase of shares related to early exercised options	(2,285)	—	—	—	—	—
Vesting of early exercised options	—	—	92	—	—	92
Stock-based compensation	—	—	14,299	—	—	14,299
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	313,162	—	(2,861)	—	—	(2,861)
Issuance of common stock as consideration in business combinations	8,763,029	1	25,453	—	—	25,454
Other comprehensive loss, net of tax	—	—	—	—	(3)	(3)
Net loss	—	—	—	(172,042)	—	(172,042)
Balance at December 31, 2022	17,212,130	2	552,968	(612,753)	(3)	(59,786)
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(172,042)	$(166,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,787	6,253
Stock-based compensation expense	13,029	25,130
Unrealized losses on equity securities	24	—
Gain on bargain purchase	(76,685)	—
Change in fair value of financial instruments	—	(18,893)
Amortization of operating lease right-of-use assets	10,496	—
Contra-revenue associated with milestones	637	637
Amortization of debt discounts	2,011	2,741
Loss on impairment and non-cash restructuring expenses	30,692	—
Changes in operating assets and liabilities:
Accounts receivable	18,158	(11,658)
Inventory	88,409	(73,657)
Prepaid expenses and other current assets	(203)	(1,914)
Other non-current assets	767	(1,186)
Accounts payable	(4,352)	4,359
Accrued expenses and other current liabilities	(19,020)	22,375
Operating lease liabilities	(10,770)	—
Other non-current liabilities	(3,354)	1,035
Net cash, cash equivalents, and restricted cash used in operating activities	(110,416)	(211,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,665)	(7,524)
Proceeds from sale of property and equipment	317	—
Purchases of marketable securities	(67)	—
Proceeds from sales of marketable securities	115	—
Capitalized website internal-use software costs	(10,368)	(6,619)
Cash received from acquisition of CarLotz, Inc.	95,663	—
Cash paid for acquisition of Fair Dealer Services, LLC	(15,000)	—
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	65,995	(14,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	382,090	329,981
Repayment of flooring line of credit facility	(440,511)	(261,217)
Exchange of warrants for cash	—	(497)
Proceeds from Senior Unsecured Notes, net of discounts	19,591	—
Payment of debt issuance costs	(175)	(88)
Proceeds from issuance of convertible notes	—	143,768
Premiums paid for Capped Call Transactions	—	(28,391)
Principal payments on finance leases	(127)	—
Proceeds from stock option exercises, including from early exercised options	—	506
Payment of tax withheld for common stock issued under stock-based compensation plans	(2,861)	—
Repurchase of shares related to early exercised options	(81)	(73)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(42,074)	183,989
Net decrease in cash, cash equivalents and restricted cash	(86,495)	(41,200)
Cash, cash equivalents and restricted cash, beginning of period	194,341	235,541
Cash, cash equivalents and restricted cash, end of period	$107,846	$194,341
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,338	$4,230
Cash paid for income taxes	214	102

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$126	$141
Vesting of exercised options	92	436
Other receivables resulting from stock option exercises	—	35
Stock-based compensation capitalized to internal-use software	1,270	841
Issuance of shares as consideration in business acquisitions	2,481	—
Imputation of debt discounts reducing consideration transferred in business acquisitions	2,103	—
Establishment of operating lease right of use assets and lease liabilities
Operating lease right of use assets	67,603	—
Operating lease liabilities	72,202	—
Finance lease right of use assets	4,488	—
Finance lease liabilities	9,423	—
Other Assets	1,716	—
Other Liabilities	2,492	—
The accompanying notes are an integral part of these consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS
Shift Technologies, Inc., which, together with its subsidiaries we refer to as Shift, we, us, our, SFT, or the Company, conducts its business through its wholly owned subsidiaries. Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”) was incorporated in the State of Delaware on December 9, 2013.
Shift Technologies, Inc. is a consumer-centric omnichannel retailer transforming the used car industry by leveraging its end-to-end ecommerce platform and retail locations to provide a technology-driven, hassle-free customer experience.
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
COVID-19
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law in response to the COVID-19 pandemic. The CARES Act includes several significant income tax relief provisions as well as the deferral of the employer portion of the social security payroll tax. The Company has evaluated the income tax impacts of the CARES Act and does not expect that the income tax relief provisions of the CARES Act will significantly impact the Company, since it has had taxable losses since inception. In addition, the Company has adopted the deferral of the employer portion of the social security payroll tax. The deferral was effective from the enactment date through December 31, 2020. As of December 31, 2022, the Company had repaid all of the $1.3 million originally deferred.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated.
At the Company’s Special Meeting of Stockholders held on December 7, 2022, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-5 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on March 7, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective March 8, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consisted of bank deposits, money market placements and demand deposits with third-party payment platforms.
Restricted Cash
Restricted cash includes amounts required by the Ally FLOC (See Note 10 - Borrowings), letters of credit required in conjunction with lease agreements and collateral related to state licensing requirements. As of December 31, 2022 and 2021, the current and non-current restricted cash balances totaled $11.7 million and $11.7 million, respectively.
Marketable Securities
The Company and its reinsurance subsidiaries invest excess cash in marketable securities in the ordinary course of conducting their operations and maintain a portfolio of marketable securities primarily comprised of fixed income debt securities. The Company has investments in marketable securities that are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses related to changes in the fair value of equity securities are recognized in interest and other expense, net in the Company’s consolidated statements of operations. Unrealized gains and losses related to changes in the fair value of debt securities, if material, are recognized in accumulated other comprehensive income in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale debt securities impact the Company’s net loss only when such securities are sold or when other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis and are recognized on the trade date.
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of the Company’s marketable securities prior to their stated maturities for strategic reasons, including, but not limited to, anticipation of credit deterioration and duration management. The Company reviews its debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value through earnings.
Accounts Receivable, Net
Accounts receivable are primarily due from auction facilities and partner financial institutions that provide financing to our customers, and are recorded net of any allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions and other factors and is evaluated periodically. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $0.1 million and $0.3 million, respectively. Write-offs were immaterial during the years ended December 31, 2022 and 2021.
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
Credit risk with respect to accounts receivable is generally not significant due to diversity of the Company’s customers. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers during the years ended December 31, 2022 and 2021. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of December 31, 2022, receivables from each of three retail lending institutions accounted for 55%, 21%, and 19%, respectively, of the Company's accounts receivable balance. As of December 31, 2021, receivables from one retail lending institution accounted for 24% of the Company's accounts receivable balance. For the years ended December 31, 2022 and 2021, no customers accounted for more than 10% of the Company’s revenue.
Inventory
Inventory consists of used vehicles, primarily acquired through auction and individual sellers, as well as some vehicles sourced locally through the trade-in program of an OEM. Inventory is stated at the lower of cost or net realizable value. Acquisition costs and vehicle reconditioning costs, including parts, applied labor, unapplied labor, inbound transportation costs and other incremental costs, are allocated to inventory via specific identification
At December 31, 2022 and 2021, inventory was stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Estimated selling price is derived from historical data and trends, such as sales price and average days to sell similar vehicles, along with independent market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations.
Vehicles held on consignment are not recorded in the Company’s inventory balance, as title to those vehicles, and, therefore control of the vehicle, remain with the consignors until a customer purchases the vehicle and the vehicle is delivered.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of such assets. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. The Company recognized impairment losses on long-lived assets of $16.9 million and zero for the years ended December 31, 2022 and 2021, respectively.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Assets and Liabilities Held for Sale
The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition and is ready for sale; (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated; (iv) the sale of the asset is probable; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell.
Business Combinations
The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company’s Consolidated Financial Statements starting on the acquisition date. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. In contrast, a gain on bargain purchase is recognized in earnings in the period of acquisition for the excess of the estimated fair value of net assets acquired and liabilities assumed over the purchase price.
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
Goodwill
Goodwill and indefinite-lived intangible assets are not amortized but rather tested for impairment annually in the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. The Company recognized impairments of goodwill totaling $0.5 million and zero for the year ended December 31, 2022 and 2021, respectively.
Deferred Borrowing Costs
Deferred borrowing costs associated with long-term debt facilities are recorded as a reduction to long term debt and amortized into interest expense over the expected term of the related facility. Deferred borrowing costs associated with revolving facilities and lines of credit are recorded as a long-term assets on the consolidated balance sheet and amortized over the expected term of the related facility. Any unamortized deferred borrowing costs upon extinguishment of debt facilities are written off to interest expense on the consolidated statements of operations. See Note 10 - Borrowings and Note 15 - Related Party Transactions for further discussion regarding the deferred borrowing costs.
Reinsurance — Contract Reserves
The Company acquired certain reinsurance entities as part of the CarLotz Merger. The Company sells certain finance and insurance contracts that are underwritten by third parties. The Company, through its reinsurance subsidiaries, reinsures those contracts, thereby assuming the risk of loss on the underlying insurance contracts. The Company establishes insurance reserves in accordance with ASC 944, Financial Services — Insurance. These amounts are recorded as accrued expenses and other current liabilities on the consolidated balance sheets.

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
The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Control passes to the customer at the time of delivery or pick-up. The Company may collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales. The Company has provided cash or non-cash payments to a related party customer, including in the form of equity (see Note 15 - Related Party Transactions). In such cases the Company accounts for such payments under the guidance for consideration payable to a customer and considers whether such amount should be reflected as contra-revenue.
The Company recognizes revenue at a point in time as described below.
Retail Revenue
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
The Company receives payment for vehicle sales directly from the customer at the time of sale or, if the customer uses financing, from third-party financial institutions within a short period of time following the sale. Any payments received prior to the delivery or pick-up of used vehicles are recorded as deferred revenue within accrued expenses and other current liabilities on the consolidated balance sheets until delivery or pick-up occurs, typically within seven days.
The Company’s return policy allows customers to initiate a return during the first seven days or 200 miles after delivery (whichever comes first). Retail vehicle revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with an asset recorded in prepaid expenses and other current assets and a refund liability recorded in accrued expenses and other current liabilities. The net impact of the returns reserve is immaterial.
Other Revenue
The Company provides buyers on its platform with options for financing, insurance, and extended warranties, as well as other value-added products such as vehicle service contracts, guaranteed asset protection and wheel and tire coverage. All such services are provided by unrelated third-party vendors and the Company has agreements with each of these vendors giving the Company the right to offer such services on its platform.
When a buyer selects a service from these providers, the Company earns a commission based on the actual price paid or financed. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. Accordingly, the Company recognizes commission revenue at the time of sale.
In the event that a customer prematurely cancels certain finance and insurance products, the Company may be obligated to return all or part of its commission. Other revenue is recognized net of a reserve for cancellations, which is estimated using historical experience and trends. The reserve for estimated cancellations at December 31, 2022 and 2021 was $2.7 million and $2.3 million, respectively, and is presented in accrued expenses and other current liabilities on the consolidated balance sheets.

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
Costs to obtain and fulfill a contract
The Company elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses on the consolidated statements of operations.
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
Shipping and Handling
The Company’s logistics costs related to transporting its used vehicle inventory primarily includes third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in selling, general and administrative expenses in the consolidated statements of operations and were $8.7 million and $8.1 million during the years ended December 31, 2022 and 2021, respectively, excluding compensation and benefits.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include compensation and benefits, advertising, facilities costs, technology expenses and other administrative expenses. Selling, general and administrative expenses exclude costs to recondition vehicles and inbound transportation, which are included in costs of sales, as well as payroll and stock-based compensation costs capitalized to website and internal-use software development costs. For the years ended December 31, 2022 and 2021, advertising expense was $32.3 million and $49.8 million, respectively. Advertising costs are expensed as incurred.
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
See Note 14 - Stock-Based Compensation Plans for additional information on stock-based compensation.
Interest and Other Income
Interest and other income is comprised of bank interest and other miscellaneous items.
Interest Expense
Interest expense includes interest incurred from the Convertible Notes, Senior Unsecured Notes, and the flooring line of credit facilities, as well as the amortization of deferred borrowing costs, debt discounts and other miscellaneous items.

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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company had $2.0 million of assets and $48 thousand of liabilities measured at fair value.
Escrow Shares
In connection with the closing of the Company's merger with Insurance Acquisition Corp. on October 13, 2020, (the "IAC Merger"), 600,021 shares of the Company’s Class A common stock (the “Escrow Shares”) were deposited into an escrow account, with each former Legacy Shift stockholder listed as beneficiary in proportion to their percentage ownership of Legacy Shift common shares immediately prior to the IAC Merger. The Escrow Shares will be released to the beneficiaries if the following conditions are achieved following October 13, 2020, the date of the closing of the IAC Merger:
i.if at any time during the 12 months following the closing, the closing share price of the Company’s Class A common stock is greater than $120.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released; and
ii. if at any time during the 30 months following the closing, the closing share price of the Company’s Class A common stock is greater than $150.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released.
iii.If, during the 30 months following the closing, there is a change of control (as defined in the IAC Merger Agreement) that will result in the holders of the Company’s Class A common stock receiving a per share price equal to or in excess of $100.00 per share (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the Class A common stock after the date of the IAC Merger), then all remaining Escrow Shares shall be released to the Legacy Shift stockholders effective as of immediately prior to the consummation of such change of control.
The Escrow Shares are legally outstanding and the beneficiaries retain all voting, dividend and distribution rights applicable to the Company’s Class A common stock while the shares are in escrow. If the conditions for the release of the Escrow Shares are not met, the shares and any dividends or distributions arising therefrom shall be returned to the Company. The Escrow Shares are not considered outstanding for accounting purposes, and as such are excluded from the calculation of basic net loss per share (see Note 18 - Net Loss Per Share).

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Escrow Shares meet the accounting definition of a derivative financial instrument. Prior to the cancellation of the first tranche on October 13, 2021, the number of Escrow Shares that would have ultimately been released was partially dependent on variables (namely, the occurrence of a change in control) that are not valuation inputs to a “fixed for fixed” option or forward contract, and therefore the Escrow Shares were not considered to be indexed to the Company’s Class A common stock and were therefore classified as a liability. The Company’s obligation to release the Escrow Shares upon achievement of the milestones was initially recorded to financial instruments liability on the consolidated balance sheets at fair value as of the date of the IAC Merger. Subsequent changes in the fair value of the liability were recorded to change in fair value of financial instruments on the consolidated statements of operations.
The Escrow Shares were remeasured on a recurring basis using Level 3 inputs. The fair value of the Escrow Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our Class A common stock. The expected annual volatility of our Class A common stock was estimated to be 65.53% as of December 31, 2021, based on the historical volatility of comparable publicly traded companies.
The table below illustrates the changes in the fair value of the Company’s Level 3 financial instruments liability:

(in thousands)	2021
Balance as of January 1,	$25,230
Remeasurement of Escrow Shares liability	(18,893)
Reclassification of Escrow Shares liability to additional paid-in capital	(6,337)
Balance as of December 31,	$—
As of the first anniversary of the IAC Merger on October 13, 2021, the first tranche of 300,011 Escrow Shares had failed to satisfy the $120.00 stock performance hurdle. As a result, the shares were returned to the Company for cancellation.
Following the return of the first tranche of the Escrow Shares to the Company on October 13, 2021, the Escrow Shares met the "fixed for fixed" option or forward contract criteria for equity classification. As such, changes in fair value of the Escrow Shares through October 13, 2021 were recorded in change in fair value of financial instruments on the consolidated statements of operations. The fair value of the shares on October 13, 2021 of $6.3 million, measured using the Monte Carlo valuation model, was reclassified to additional paid-in capital on the consolidated balance sheets.
During the year ended December 31, 2021, the Company recognized a gain related to the change in fair value of the Escrow Shares of $18.9 million, which is included in change in fair value of financial instruments on the consolidated statements of operations.
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
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2022 and 2021, respectively, the Company recorded a full valuation allowance on its deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Liquidity and Management's Plan
For the year ended December 31, 2022 and 2021, the Company generated negative cash flows from operations of approximately $110.4 million and $211.0 million, respectively, and generated net losses of approximately $172.0 million and $166.3 million, respectively. As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $96.2 million and total working capital of $83.1 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via the IAC Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 10 - Borrowings to the accompanying consolidated financial statements). The Company's current floorplan facility expires on December 9, 2023. The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital to provide the liquidity necessary to satisfy its obligations over the next twelve months, and to secure a new or amended floorplan financing arrangement to provide continuity when the current floorplan expires. The Company's ability to raise capital may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company continues to implement the Restructuring Plan which is designed to improve the Company’s liquidity by improving unit economics and reducing selling, general, and administrative expenses. The Restructuring Plan seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 16 - Impairment and Restructuring to the accompanying consolidated financial statements for additional information.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued or available to be issued. Management determined as a result of this evaluation, the Company’s losses and negative cash flows from operations since inception, combined with its current cash, working capital position, and expiration of the current floorplan financing arrangement on December 9, 2023, raise substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Update ("ASU") 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU 2016-13 under the private company transition guidance beginning January 1, 2023. The Company does not expect the adoption this standard to materially impact the Company's consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2022. There was no impact to the Company's consolidated financial statements.
In October 2021, the FASB issued guidance codified in ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under new guidance, an acquirer is required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the guidance during the second quarter of 2022 with no material impact to the Company’s consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
3. BUSINESS COMBINATIONS
Fair Dealer Services, LLC
On May 11, 2022, the Company completed the acquisition of certain automotive dealer marketplace assets and all of the issued and outstanding limited liability company interests of Fair Dealer Services, LLC (“Fair”), (collectively, the “Marketplace Assets”), from Fair Financial Corp., Fair IP, LLC (“Fair IP”), and (for limited purposes) Cayman Project 2 Limited (“SB LL Holdco”), pursuant to the terms of the Amended and Restated Purchase Agreement dated May 11, 2022. The Company purchased the Marketplace Assets in order to acquire software and other assets to enable the listing of inventory owned by third-party dealerships for sale on the Company’s ecommerce platform. The Company determined that the Marketplace Assets meet the definition of a business and the purchase is properly accounted for as a business combination.
During the year ended December 31, 2022, the Company incurred $3.3 million of transaction related costs, which are included in selling, general and administrative expenses on the consolidated statements of operations.
The consideration for the Marketplace Assets consisted of cash in the amount of $15.0 million (the “Cash Consideration”) and 206,698 shares of the Company’s Class A common stock (such shares being equal to 2.5% of the issued and outstanding shares of the Company’s Class A common stock as of immediately prior to the closing of the transactions contemplated by the Amended and Restated Purchase Agreement) (the “Stock Consideration”). The shares were issued and valued as of May 11, 2022 at a per share market closing price of $10.20.
The Company financed the acquisition of the Marketplace Assets through the issuance of the Senior Unsecured Notes to SB LL Holdco (See Note 10 - Borrowings). The stated interest rate on the Senior Unsecured Notes was determined to be below the market rate of interest, effectively providing a discount on the purchase price of the Marketplace Assets. Therefore, the Company recognized an imputed discount of $2.1 million on the Senior Unsecured Notes based on an estimated market rate of interest of 10.5%, and a corresponding reduction to the consideration transferred for the purchase of the Marketplace Assets.
The following table presents an estimate of consideration transferred:

(In thousands)
Cash consideration	$15,000
Fair value of shares of Shift Common Stock issued	2,481
Allocation of proceeds from Senior Unsecured Notes	(2,103)
Merger Consideration	$15,378
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

Estimated Fair Value
Capitalized website and internal use software costs	$12,500
Other intangible assets - Trade name	100
Other intangible assets - Dealer network	100
Prepaid expenses and other current assets	154
Goodwill	2,524
Total fair value of purchase price	$15,378

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Identifiable Intangible Assets
The Company acquired intangible assets that consisted primarily of developed software, which had an estimated fair value of $12.5 million, and which is included in capitalized website and internal use software costs, net on the consolidated balance sheets. The Company also acquired other intangible assets with a total estimated fair value of $0.2 million. The Cost to Recreate Method was used to value the acquired developed software asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return. The other intangible assets are included in other non-current assets on the consolidated balance sheets. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of three years for the capitalized internal use software and trade name, and one year for the dealer network.
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
Pro forma information (unaudited)
The unaudited pro forma results presented below include the effects of the Fair acquisition as if it had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the integration of Fair. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred as of January 1, 2021. Revenue and earnings of Fair included in the consolidated statement of operations for the year ended December 31, 2022 were immaterial.

	Year Ended December 31,
	2022	2021
Revenue	$670,753	$636,869
Loss from operations	(244,602)	(196,774)
Net loss	$(179,644)	$(187,906)
Net loss per share, basic and diluted	$(20.62)	$(23.44)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,712,246	8,018,112

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
CarLotz, Inc.
On December 9, 2022, the Company completed the acquisition of all of the issued and outstanding equity interests of CarLotz, Inc. (“CarLotz”), a Delaware corporation, pursuant to the terms of the Agreement and Plan of Merger (the "CarLotz Merger") dated as of August 9, 2022 (the “Merger Agreement”). The CarLotz Merger increased the liquidity available to the combined entity by adding the cash resources of legacy CarLotz to the combined entity and obviating the need for legacy CarLotz to invest in technologies already developed by Shift. The Company determined that the CarLotz Merger is properly accounted for as a business combination.
During the year ended December 31, 2022, the Company incurred $16.2 million of transaction related costs, which are included in selling, general and administrative expenses on the consolidated statements of operations.
The following table presents an estimate of Merger Consideration transferred to effect the CarLotz Merger at Closing:

(In thousands)
Fair value of shares of Shift Common Stock issued to CarLotz stockholders	$22,411
Replacement of CarLotz equity awards	562
Merger Consideration	$22,973
The fair value of shares of Shift Common Stock issued as Merger Consideration was based on approximately 8.6 million shares of Shift Common Stock, including 0.1 million shares issued pursuant to accelerated vesting of certain CarLotz RSU Awards in connection with the CarLotz Merger, and the closing price of Shift common stock of $2.62 per share on December 9, 2022.
Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The initial allocation of the consideration transferred is based on a preliminary valuation and is subject to adjustments. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. The allocation of the consideration transferred will be finalized within the measurement period (up to one year from the acquisition date).

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Estimated Fair Value
Cash, cash equivalents, and marketable securities	$97,710
Accounts receivable	3,321
Inventory	7,062
Other current assets	1,756
Property and equipment	7,009
Operating lease right of use assets	25,119
Finance lease right of use assets	4,176
Developed technology	3,190
Trademarks	970
Other non-current assets	364
Total assets	150,677
Accounts payable and accrued liabilities	(11,899)
Operating lease liabilities, current	(4,127)
Finance lease liabilities, current	(273)
Other current liabilities	(694)
Operating lease liabilities	(24,713)
Finance lease liabilities	(8,940)
Other non-current liabilities	(373)
Total liabilities	(51,019)
Net assets acquired	99,658
Gain on Bargain purchase	$(76,685)
Consideration transferred	$22,973
The aggregate revenue and net loss of CarLotz included in the Company's consolidated financial statements from the date of the acquisition was $4.8 million and $6.0 million, respectively for the year ended December 31, 2022.
Identifiable Intangible Assets
The fair value of the trademarks and developed technology intangible assets has been determined using the relief-from-royalty method, which involves the estimation of an amount of hypothetical royalty savings enjoyed by the entity that owns the intangible asset because that entity is relieved from having to license that intangible asset from another owner. In using this method, third-party arm’s-length royalty or license agreements were analyzed. The licensing transactions were selected as reflecting similar risks and characteristics that make them comparable to the subject assets. The net revenue expected to be generated by the intangible asset during its expected remaining life was then multiplied by the selected royalty rate. The selected estimated royalty rates for the trademarks and developed technology were 0.3% and 1.5%, respectively. The estimated after tax royalty streams were then discounted to present value using a discount rate of 19.4%, to estimate the fair value of the subject intangible assets.
The trademarks are included in other non-current assets on the consolidated balance sheets. The developed technology is included in capitalized website and internal use software costs, net on the consolidated balance sheets. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of three months, as the Company plans to decommission the acquired intangible assets in favor of equivalent legacy Shift assets as soon as reasonably practicable.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Bargain Purchase
Any excess of fair value of acquired net assets over the purchase price (negative goodwill) has been recognized as a gain in the period the acquisition was completed. We have reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as a gain in the consolidated statement of operations. Factors believed to contribute to the bargain purchase include a) the management turnover, restructuring, and other indicators of distress experienced by CarLotz prior to the CarLotz Merger, b) successful cash conservation efforts by CarLotz during the period from the execution of the CarLotz Merger Agreement to the closing of the merger, and c) a significant decline in the market price of the Company's Class A common stock during the period from the execution of the Merger Agreement to the closing of the merger, which reduced the fair market value of the stock paid as consideration for the merger.
Pro forma information (unaudited)
The unaudited pro forma results presented below include the effects of the CarLotz Merger as if it had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. For the year ended December 31, 2022, the pro forma adjustments include a reduction in share based compensation costs to reflect expected amortization of assumed equity awards and a reduction in amortization expense to reflect the revaluation of certain technology assets. For the year ended December 31, 2021, the pro forma adjustments include a reduction in share based compensation expense to reflect expected amortization of assumed equity awards, non-recurring transaction costs, and a gain on bargain purchase.
The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the integration of CarLotz. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred as of January 1, 2021.

	Year Ended December 31,
	2022	2021
Revenue	$814,184	$895,403
Loss from operations	(288,489)	(281,428)
Net loss	$(284,003)	$(80,479)
Net loss per share, basic and diluted	$(16.56)	$(4.77)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	17,147,688	16,879,267

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
4. MARKETABLE SECURITIES
The Company acquired equity and debt security investments as a result of the CarLotz Merger. The equity and debt securities are classified as Level 1 and Level 2 in the fair value hierarchy, respectively. There were no material sales or purchases of equity or debt securities between the December 9, 2022 acquisition date and December 31, 2022.
The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities:

	December 31, 2022
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$527	$—	$(3)	$524
Municipal bonds	674	—	—	674
Foreign governments	314	—	—	314
Total Fixed Maturity Debt Securities	$1,515	$—	$(3)	$1,512

The amortized cost and fair value of the Company’s fixed maturity debt securities as of December 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$822	$805
Due after one year through five years	648	662
Due after five years through ten years	45	45
Total	$1,515	$1,512

Unrealized losses are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of December 31, 2022, the Company’s fixed maturity portfolio had 28 securities with gross unrealized losses totaling $3 thousand that had been in loss positions for less than 12 months and no securities in loss positions for more than 12 months.
The following tables summarize cost and fair values of the Company’s investments in equity securities:

	December 31, 2022
	Cost	Estimated Fair Value
Equity securities	$483	$459

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Equipment	$4,545	$8,753
Furniture and fixtures	1,278	252
Leasehold improvements	4,334	1,258
Total property and equipment	10,157	10,263
Less: accumulated depreciation	(3,360)	(2,323)
Property and equipment, net	$6,797	$7,940
Depreciation expense related to property and equipment was $2.8 million and $1.8 million for the year ended December 31, 2022 and 2021, respectively. Depreciation expense related to reconditioning facilities for the year ended December 31, 2022 and 2021 was $1.2 million and $0.7 million, respectively. Depreciation expense related to reconditioning facilities is included in cost of sales with the remainder included in depreciation and amortization in the consolidated statements of operations.
We classified $2.6 million and $0.1 million of gross property and equipment and accumulated depreciation, respectively, as held-for-sale. In addition, the Company recognized an impairment charge that was partly allocated to property and equipment. See Note 16 - Impairment and Restructuring for additional information.
6. LEASES
The Company is a tenant under various operating and finance leases with third parties, including leases of office facilities, vehicle inspection, reconditioning locations, storage locations, and vehicle leases. The Company assesses whether each lease is an operating or finance lease at the lease commencement date.
The Company’s real estate leases often require it to make payments for maintenance in addition to rent as well as payments for real estate taxes, and insurance. Maintenance, real estate taxes, and insurance payments are generally variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are generally not included in the consideration of the contract when determining the right-of-use asset and lease liability but are reflected as variable lease expenses in the period incurred.
Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets and expense for these leases are recognized on a straight-line basis over the lease term.
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The balance sheet classification of leases for the year ended December 31, 2022 is as follows (in thousands):

	Balance Sheet Classification	December 31, 2022
Assets
Operating leases	Operating lease assets	$44,568
	Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale	9,572
Finance leases	Finance lease assets, net	152
	Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale	4,155
Total lease assets		$58,447

Liabilities
Operating leases	Operating lease liabilities, current	$8,865
	Operating and finance lease liabilities and other liabilities associated with assets held for sale	10,138
	Operating lease liabilities, non-current	44,985
Total operating lease liabilities		$63,988

Finance leases	Finance lease liabilities, current	$271
	Operating and finance lease liabilities and other liabilities associated with assets held for sale	5,036
	Finance lease liabilities, non-current	3,989
Total finance lease liabilities		$9,296

Total lease liabilities		$73,284

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s lease costs and activity for the year ended December 31, 2022 were as follows (in thousands):

Year Ended December 31, 2022
Lease cost
Operating lease cost	$14,811
Finance lease amortization	181
Finance lease interest	72
Short-term lease cost	1,485
Variable lease cost	2,387
Sublease income	(215)
Total lease cost	$18,721

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$9,594
Finance leases - Operating cash flows	$72
Finance leases - Financing cash flows	$127
Lease assets obtained in exchange for lease liabilities
Operating leases	$67,603
Finance leases	$4,488

Weighted average remaining lease term - operating leases (in years)	5.48
Weighted average discount rate - operating leases	8.97%
Weighted average remaining lease term - finance leases (in years)	12.28
Weighted average discount rate - finance leases	11.13%
Leases have remaining terms of 1 year to 13 years, inclusive of options that are reasonably certain to be exercised. Sublease income is derived from three subleases as of December 31, 2022
Operating and finance lease liabilities by maturity date from December 31, 2022 were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2023	$13,434	$1,374
2024	12,649	1,297
2025	13,726	1,318
2026	11,092	1,346
2027	10,315	1,422
Thereafter	16,862	10,928
Total minimum lease payments	$78,078	$17,687
Less: Imputed interest	14,090	8,391
Total lease liabilities	$63,988	$9,296
Rent expense for operating leases during the year ended December 31, 2021 was $9.3 million.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of December 31, 2022, the Company guaranteed the lease obligation of two of its closed locations assigned to a third-party that operates a used vehicle dealership. The Company continues as guarantor of such lease obligations with maximum total payments of $4,799 and will continue as the guarantor of one of the leases through March 2031 and the other lease through September 2031. The Company would be required to perform under the guarantee if the third-party is in default. As of December 31, 2022, the Company does not anticipate any material defaults under the forgoing leases, and therefore, no liability has been accrued.
7. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	12,294	24,433
Less: accumulated amortization	(2,022)	(15,556)
Capitalized website and internal-use software development costs, net	$10,657	$9,262
Amortization of capitalized software development costs is included in depreciation and amortization in the consolidated statements of operations. Amortization of capitalized software development costs amounted to $8.8 million and $4.4 million for the year ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the remaining weighted-average amortization period for internal-use capitalized software intangible assets was approximately 0.91 years.
The expected annual amortization expense to be recognized in future years as of December 31, 2022 consists of the following (in thousands):

As of December 31, 2022
2023	$4,393
2024	1,985
2025	921
Development in progress	2,974
Total amortizable costs	10,272
Nonamortizable costs	385
Total capitalized website and internal-use software development costs	$10,657
The Company recognized an impairment charge that was partly allocated to internal-use capitalized software. See Note 16 - Impairment and Restructuring for additional information. The Company's annual impairment test of the indefinite-lived web domain assets did not result in an impairment.
8. GOODWILL
On May 11, 2022 the Company acquired the Marketplace Assets for consideration totaling $15.4 million (See Note 3 - Business Combinations). The purchase price was allocated to tangible assets of $0.2 million and intangible assets of $12.7 million based on their fair values on the acquisition date. Goodwill represents the excess purchase price over the fair value of the net assets acquired. The excess of the purchase price over the amounts allocated to assets acquired was recorded to Goodwill, in the amount of $2.5 million, which is included in the retail segment.
Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2022 (in thousands):

	Gross Amount	Accumulated Impairment
Balance at December 31, 2021	$—	$—
Acquisition of Fair Dealer Services, LLC (see Note 3)	2,524
Impairment losses	—	(454)
Balance at December 31, 2022	$2,524	$(454)

Total goodwill		$2,070
During the year ended December 31, 2022, the Company recognized a goodwill impairment loss of $0.5 million, which is included in loss on impairment on the consolidated statements of operations. There was no impairment of goodwill for the year ended December 31, 2021. During the fourth fiscal quarter of 2022, management determined that indicators of impairment existed and performed a goodwill impairment test. Management engaged third party valuation consultants to determine the fair value of the Retail segment (which also meets the definition of a reporting unit for goodwill impairment purposes). The fair value was determined using a market approach based on comparison to peer company valuation multiples.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Liability for vehicles acquired under OEM program	$—	$3,550
Accrued payroll related costs	14,048	15,890
Provision for DMV refunds	1,080	1,170
Accrued sales taxes	3,957	13,787
Common stock subject to repurchase liability, current	44	142
Interest payable	960	910
Provision for sales returns and cancellations	4,304	3,302
Other accrued expenses	9,479	5,193
Total accrued expenses and other current liabilities	$33,872	$43,944
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
We classified $0.1 million of accrued expenses associated with a long-lived asset disposal group as held-for-sale. See Note 16 - Impairment and Restructuring for further information.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
10. BORROWINGS
Senior Unsecured Notes
On May 11, 2022, in connection with the Fair acquisition (See Note 3 - Business Combinations), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) by and between the Company, each of the Company’s subsidiaries party thereto as guarantors (each, a “Guarantor” and, collectively, the “Guarantors”), and SB LL Holdco, Inc., a Delaware corporation (“SB LL Holdco”). Pursuant to the Note Purchase Agreement and the terms and conditions set forth therein, the Company agreed to issue and sell, and SB LL Holdco agreed to purchase, 6.00% Senior Unsecured Notes due May 11, 2025 with a principal amount of $20.0 million (the “Senior Unsecured Notes”) in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).
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
As of December 31, 2022, discounts and deferred borrowing costs related to the Senior Unsecured Notes totaled $2.0 million and $0.1 million, respectively, and are included as a reduction to long-term debt, net on the consolidated balance sheets. For the year ended December 31, 2022, the Company had $0.8 million, respectively, of contractual interest expense and $0.5 million, respectively, of discount and deferred borrowing cost amortization, with both recorded to interest and other expense, net on the consolidated statements of operations.
The estimated fair value of the Senior Unsecured Notes (Level 2) as of December 31, 2022 was $16.6 million.
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
The Notes are convertible into shares of the Company’s Class A common stock at an initial conversion rate of 11.8654 shares of the Company’s Class A common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $84.28 per share of the Company’s Class A common stock). The initial conversion price represents a premium of approximately 27.47% over the last reported sale price of the Company’s Class A common stock on May 24, 2021, which was $66.10 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events prior to the maturity date. The Company will increase the conversion rate on a sliding scale to up to a maximum of 15.1284 per $1,000 principal amount for a holder who elects to convert its notes in connection with certain corporate events or the Company’s delivery of a notice of redemption, as the case may be, in certain circumstances.

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
Unamortized deferred borrowing costs at December 31, 2022 were $4.5 million, and are included as a reduction to long-term debt, net on the consolidated balance sheets. For the year ended December 31, 2022, the Company recorded $7.1 million of contractual interest expense and $1.2 million of deferred borrowing cost amortization, respectively. For the year ended December 31, 2021, the Company recorded $4.2 million of contractual interest expense and $0.7 million, respectively, of deferred borrowing cost amortization. Contractual interest expense and deferred borrowing cost amortization was recorded to interest and other expense, net on the consolidated statements of operations. The effective interest rate of the Notes is 5.73%.
The estimated fair value of the Notes (Level 2) at December 31, 2022 was $21.2 million.
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the capped call transactions (see Note 12 - Stockholders' Equity (Deficit)), and is using the remaining proceeds for working capital and general corporate purposes.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Ally Flooring Line of Credit
On December 9, 2021, the Company entered into a $100.0 million flooring line of credit facility with Ally Bank to finance its used vehicle inventory (the “Ally FLOC”), which is secured by substantially all of the Company’s assets. Borrowings under the Ally FLOC bear interest at the Prime Rate (as defined in the agreement) plus 1.50%. As of December 31, 2022, the interest rate on borrowings outstanding under the Ally FLOC was 9.00%. As of December 31, 2022, the Company had an outstanding balance under the facility of $24.8 million and $75.2 million of unused capacity. As of December 31, 2021, the Company had an outstanding balance under the facility of $83.3 million and $16.7 million in unused capacity.
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
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the company to maintain at least 10% equity in the Company’s total inventory balance. As of December 31, 2022, the Company was in compliance with all covenants related to the Ally FLOC.
Additionally, the Company is required to pay an availability fee each calendar quarter if the average outstanding balance for such quarter is less than 50% of the average total credit line for such quarter. The Company was required to pay an upfront commitment fee upon execution of the Ally FLOC.
US Bank Flooring Line of Credit
On October 11, 2018, the Company entered into a flooring line of credit facility (“FLOC”) with U.S. Bank National Association (“US Bank”), with the proceeds from such arrangement available to finance the purchase of vehicles. The FLOC initially allowed for a $30.0 million commitment of advances, whereby the Company may borrow, prepay, repay and reborrow the advances. Advances were able to be prepaid in part or in full at any time without charge, penalty or premium. Advances under the facility accrued interest at LIBOR plus 2.00%. The obligations under the facility were secured by substantially all of the Company’s inventory, both currently owned or acquired thereafter. Repayment of obligations under the facility were guaranteed by Lithia. Refer to Note 15 - Related Party Transactions for further details regarding the guarantee of the flooring line of credit, the commercial agreement and the warrants.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matters discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the IAC Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit and formally filed its appeal with the Second Circuit on January 20, 2023. Shift has until April 20, 2023 to file its responsive pleading. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of December 31, 2022. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
CarLotz stockholder matters
On November 4, 2022, a lawsuit entitled Derek Dorrien v. CarLotz, Inc. et al., Case No. 1:22-cv-09463, was filed in the United States District Court for the Southern District of New York against CarLotz and the members of the CarLotz board of directors (the “Dorrien Action”). On November 4, 2022, a lawsuit entitled Sholom D. Keller v. CarLotz, Inc. et al., Case No. 2022-1006-NAC, was filed in the Court of Chancery of the State of Delaware against CarLotz and the members of the CarLotz board of directors (the “Keller Action” and together with the Dorrien Action, the “Actions”). The Dorrien Action alleges that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the transactions contemplated by the Merger Agreement (the “Transactions”) in the registration statement on Form S-4 (the “Registration Statement”) filed by us with the Securities and Exchange Commission on September 26, 2022. The Keller Action alleges that the members of the CarLotz board of directors and Lev Peker, in his capacity as an officer of CarLotz, breached their fiduciary duties in connection with the Transactions. The Actions seek, among other things, injunctive relief, money damages and the costs of the Actions, including reasonable attorneys’ and experts’ fees. Shift is not named as a defendant in the Actions. We believe that the plaintiffs’ allegations in the Actions are without merit; however, litigation is inherently uncertain and there can be no assurance that CarLotz’s or our defense of the action will be successful.
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
Delaware Section 205 Petition
On March 6, 2023, Shift filed a petition in the Delaware Court of Chancery under Section 205 of the Delaware General Corporation Law (the “DGCL”) to resolve potential uncertainty with respect to the Company’s share capital. Such uncertainty was introduced by a recent decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022) that potentially affects the Company and many other similarly situated companies that were formed and became publicly traded as a special purpose acquisition company (“SPAC”). Out of an abundance of caution, the Company elected to pursue the remedial actions described below. Concurrently with the filing of the Petition, the Company filed a motion to expedite the hearing on the Petition, which was subsequently granted on March 6, 2023.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In October 2020, the Company, which was then a SPAC named Insurance Acquisition Corp. (“IAC”), held a special meeting of stockholders (the “IAC Special Meeting”) to approve certain matters relating to the merger between IAC and a privately held company then called Shift Technologies, Inc. One of these matters was a proposal to amend and restate IAC’s Amended and Restated Certificate of Incorporation (the “SPAC Charter”) in order to, among other things, increase the number of authorized shares of Class A common stock from 50,000,000 to 500,000,000 (such proposal, the “Share Increase Proposal” and, together with such other amendments to the SPAC Charter, the “Charter Proposals”). At the IAC Special Meeting, the Charter Proposals were approved by a majority of the outstanding shares of Class A common stock and a majority of the outstanding shares of Class B common stock of IAC as of the record date for the IAC Special Meeting, voting together as a single class. After the IAC Special Meeting, IAC and Shift Technologies, Inc. closed the merger pursuant to which the Company became the parent of Shift Technologies, Inc. (now named Shift Platform, Inc.), and the Company’s certificate of incorporation, as amended to give effect to the Charter Proposals and to change the Company’s name to Shift Technologies, Inc., became effective.
The recent ruling by the Delaware Court of Chancery in the Boxed case introduced uncertainty as to whether Section 242(b)(2) of the DGCL would have required the Share Increase Proposal to be approved by the vote of the majority of IAC’s then-outstanding shares of Class A common stock, voting as a separate class. The Company had been operating with the understanding that the Charter Proposals were validly approved at the IAC Special Meeting. In light of this recent ruling, however, to resolve potential uncertainty with respect to the Company’s share capital, the Company filed a petition in the Delaware Court of Chancery under Section 205 of the DGCL to seek validation of the Charter Proposals. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts.
On March 6, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the Petition to be heard. On March 17, 2023, the hearing took place and the Court of Chancery approved the Company’s request for relief. The Court of Chancery then entered an order under Section 205 of the DGCL on March 17, 2023, declaring (i) the increase in aggregate number of authorized shares of Class A common stock, par value $0.0001, of the Company from 50,000,000 to 500,000,000 under the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and the Certificate of Incorporation, including the filing and effectiveness thereof, are validated and declared effective retroactive to the date of its filing with the Secretary of State of the State of Delaware on October 13, 2020 and (2) all shares of capital stock of the Company issued in reliance on the effectiveness of the Certificate of Incorporation are validated and declared effective as of the date and time of the original issuance of such shares.
12. STOCKHOLDERS' EQUITY (DEFICIT)
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 10 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
The cap price of the Capped Call Transactions was initially approximately $148.725 per share, which represents a premium of approximately 125% above the last reported sale price per share of Class A common stock on Nasdaq on May 24, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Notes and will not change any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The settlement amount of the Capped Call Transactions at December 31, 2022 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $84.30 at any time over the 40 consecutive trading days immediately prior to settlement.
At-the-Market Offering
On May 6, 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell, at its option, shares of the Company’s Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million (the “Placement Shares”), through the Agent, as its sales agent, from time to time at prevailing market prices in an “at-the-market offering” within the meaning of Rule 415 of the Securities Act, including sales made to the public directly on or through the Nasdaq Capital Market and any other trading market for shares of our Class A common stock (the “Offering”). Due to the Company's change at December 31, 2022 to a non-accelerated filer, the amount that can be raised through an offering is limited by Nasdaq requirements.
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
As of December 31, 2022, the Company had not sold any shares pursuant to the Sales Agreement. Following the date of this 10-K filing, the amount available to be raised under the ATM will be severely limited by regulations pertaining to shelf registrations by non-accelerated filers.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
CarLotz Warrants
As part of the CarLotz Merger, the Company assumed 718,342 public and 428,385 private warrants to purchase the Company's common stock at an exercise price of $163.06 related to CarLotz's prior merger with Acamar Partners.
Additionally, former CarLotz equity holders at the closing of CarLotz's previous merger are entitled to receive up to an additional 489,841 earnout shares. The earnout period expires on January 21, 2026 (the "Forfeiture Date") and the earnout shares will be issued if any of the following conditions are achieved:
i.If at any time prior to the Forfeiture Date, the closing trading price of the common stock is greater than $177.24 over any 20 trading days within any 30 trading day period (the “First Threshold”), the Company will issue 50% of the earnout shares.
ii.If at any time prior to the Forfeiture Date, the closing trading price of the common stock is greater than $212.69 over any 20 trading days within any 30 trading day period (the “Second Threshold”), the Company will issue 50% of the earnout shares.
iii.If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, any unissued earnout shares are forfeited. All unissued earnout shares will be issued if there is a change of control of the Company that will result in the holders of the common stock receiving a per share price equal to or in excess of $141.80 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock) prior to the Forfeiture Date.
The liabilities associated with the warrants and earnout shares were immaterial as of December 31, 2022. There was not a material change in the fair value of the liabilities between the Merger Date and December 31, 2022.
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. During the year ended months ended December 31, 2022 and 2021, the Company did not have sales to customers outside the United States. As of December 31, 2022 and December 31, 2021, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Revenue from external customers
Retail	$582,530	$561,020
Wholesale	88,223	75,849
Consolidated	$670,753	$636,869
Segment gross profit (loss)
Retail	$35,590	$47,896
Wholesale	(10,257)	892
Consolidated	$25,333	$48,788

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The reconciliation between reportable segment gross profit to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Segment gross profit	$25,333	$48,788
Selling, general and administrative expenses	(214,008)	(220,055)
Depreciation and amortization	(10,456)	(5,586)
Loss on impairment	(17,319)	—
Restructuring expenses	(21,001)	—
Change in fair value of financial instruments	—	18,893
Gain on bargain purchase	76,685	—
Interest and other expense, net	(10,950)	(8,082)
Loss before income taxes	$(171,716)	$(166,042)
14. STOCK-BASED COMPENSATION PLANS
The Company’s 2014 Stock Option Plan (the “2014 Plan”) provides for the grant of restricted stock awards and incentive and non-qualified options and to purchase Class A common stock to officers, employees, directors, and consultants. Options granted to employees and non-employees generally vest ratably over four to five years, with a maximum contractual term of ten years. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan. The number of shares authorized for issuance under the 2014 Plan was reduced to the number of shares subject to awards outstanding under the 2014 Plan immediately after the IAC Merger. As a result, no further awards will be made under the 2014 Plan. Shares reserved for awards that are subsequently expired or forfeited will no longer be returned to the pool of shares authorized for issuance under the 2014 Plan.
At the Company's special meeting of stockholders held on October 13, 2020, the stockholders approved the 2020 Omnibus Equity Compensation Plan (the "2020 Plan"). The 2020 Plan provides for the grant of incentive and non-qualified stock option, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, directors, and consultants of the Company. Awards under the 2020 Plan expire no more than ten years from the date of grant. The 2020 Plan became effective immediately upon the closing of the IAC Merger.
In June 2022, the Company's Compensation Committee adopted the 2022 Employment Inducement Plan and granted at total of 46,165 inducement RSU awards to form Fair employees joining the Company following the acquisition of the Marketplace Assets (see Note 3 - Business Combinations). The grants of restricted stock units were promised to each of the employees in their employment agreements or offer letters with the Company as a material inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). All awards will vest subject to continued employment and vest on May 20, 2023.
In December 2022, the Company assumed various stock plans in connection with the CarLotz Merger (the "CarLotz Plans"). Outstanding awards under the CarLotz Plans continue to be subject to the terms and conditions of the CarLotz Plans. The number of shares authorized for issuance under the CarLotz Plans was reduced to the number of shares subject to awards outstanding under the CarLotz Plans immediately after the CarLotz Merger.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Activity related to employee and non-employee stock options for all plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2021	159,779	$15.90	7.47	$3,574
Granted	379,616	30.90
Exercised	(1,297)	2.47
Forfeited	(10,072)	28.93
Cancelled (expired)	(8,703)	50.79
As of December 31, 2022	519,323	$26.02	4.95	$1
Exercisable as of December 31, 2022	510,452	$26.00	4.88	$1
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $0.20. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $3 thousand and $2.1 million, respectively.
Activity related to employee and non-employee RSU awards is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2021	973,397	$61.40	2.21	$33,193
Granted	745,867	12.19
Vested	(482,845)	42.80
Forfeited	(750,365)	53.80
Unvested as of December 31, 2022	486,054	$29.30	1.01	$724
Vested and unreleased	3,287
Outstanding as of December 31, 2022	489,341
The total vesting date fair value of RSUs vested was $4.8 million for the year ended December 31, 2022. All RSUs that were vested and unreleased as of December 31, 2022 were released in February 2023.
Stock-Based Compensation Expense
For the year ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the consolidated statements of operations of $13.0 million and $25.1 million, respectively. In addition, the Company capitalized stock-based compensation costs for the year ended December 31, 2022 and 2021 of $1.3 million and $0.8 million, respectively, to capitalized website and internal use software costs, net.
As of December 31, 2022, there was $12.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.67 years.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
As of December 31, 2022 and 2021, the Company has recorded a liability of $0.1 million and $0.2 million relating to 1,177 and 5,963 options that were exercised but not vested, respectively.
15. RELATED PARTY TRANSACTIONS
Sales to Related Parties
The Company operated a one-sided marketplace (“OSM”) program whereby the Company acquired cars from various sources in Oxnard, California and sold them directly and solely to Lithia. The Company invoiced Lithia based on the purchase price of the car plus an agreed upon margin. During the year ended December 31, 2022 and 2021, the Company recognized approximately $4.7 million and $16.8 million, respectively, of sales from the OSM agreement with Lithia. The OSM program was terminated in the second quarter of 2022 with the last sale to Lithia taking place in March 2022.
During the period from the execution of the Merger Agreement with CarLotz on August 9, 2022 until the merger closing on December 9, 2022, the Company sold vehicles totaling $3.0 million to CarLotz, included in retail revenue, net on the consolidated statements of operations.
Accounts Receivable from Related Party
As of December 31, 2021, the Company had $2.1 million in outstanding accounts receivable from Lithia, which is comprised $2.0 million in vehicle sales and $77 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. There were no receivables due from Lithia at December 31, 2022.
In September 2018, the Company entered into a warrant agreement (the “Warrant Agreement”) and a commercial agreement for Milestone 1 with Lithia and granted Lithia a warrant to purchase 8,666,154 shares of Legacy Shift common stock at an exercise price of $0.10 per share (the “Warrant Shares”). The Warrant Shares were scheduled to vest and become exercisable in six separate tranches of 1,444,359 shares each. Vesting and exercisability was dependent upon the achievement of the Milestones, as defined below. While the Warrant Agreement establishes general vesting terms for each of the six Milestones, each of the six Milestones contains substantive service or performance requirements, and were non-binding as neither the Company nor Lithia were obligated to perform until the commercial agreement associated with each Milestone was executed. All Warrant Shares became vested prior to the Vesting Termination Date and were exercised prior to the IAC Merger.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During year ended December 31, 2022 and 2021 the Company amortized $0.6 million and $0.6 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the consolidated statements of operations. As of December 31, 2022 and 2021, the remaining asset, net of amortization, was $0.6 million and $1.2 million, respectively.
Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expired on October 12, 2021. During the year ended December 31, 2021, total costs related to these agreements were $0.1 million. The lease costs were expensed to selling, general and administrative expenses on the consolidated statements of operations.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate was 1.50% per annum based on a daily outstanding flooring line of credit and was payable monthly to Lithia. For the year ended December 31, 2021, the Company recorded $78 thousand of interest and $2.1 million of deferred borrowing cost amortization to interest and other expense, net on the consolidated statements of operations. The guarantee expired coterminously with the FLOC on October 11, 2021.
Accounts Payable Due to Related Party
As of December 31, 2022 and 2021 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.2 million and $0.2 million, respectively.
16. IMPAIRMENT AND RESTRUCTURING
Impairment of Long-Lived Assets
During the fourth fiscal quarter of 2022, management identified indicators of impairment, including declines in our market capitalization, rising interest rates, and other unfavorable macroeconomic and industry factors, and performed a test for recoverability for each of the Company's pre-CarLotz Merger asset groups. Assets acquired as part of the CarLotz Merger were recorded at fair value on the acquisition date (see Note 3 - Business Combinations). Asset groups consisted of one asset group containing all operating assets and liabilities of the Company (the "Operating Asset Group"), and separate assets groups each containing a single closed facility that is subleased or held for sublease (the "Sublease Asset Groups"). The Operating Asset Group and certain Sublease Asset Groups were determined not to be recoverable, and as such management determined the fair value of these asset groups. The Operating Asset Group was valued with the assistance of third party valuation specialists using a market approach based on comparison to peer company valuation multiples. The Sublease Asset Groups were valued using the income approach based on discounted estimated cash flows from subleasing the properties.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Operating Asset Group and one of the Sublease Asset Groups were determined to have carrying values in excess of their fair values. As such, the Company measured a loss on impairment equal to the difference between the carrying value and the fair value of each impaired asset group. The loss on impairment was allocated to the assets within each respective asset group, except that no individual asset was reduced below its individual fair value. Within the Operating Asset Group, the fair value of individual assets was determined with the assistance of third party valuation specialists. Right of use assets were valued using the market approach, based on comparison to similar leased properties. Capitalized internal use software was valued using the relief-from-royalty approach, which involves the estimation of an amount of hypothetical royalty savings enjoyed by the entity that owns an intangible asset because that entity is relieved from having to license that intangible asset from another owner. Property and equipment was valued using the cost approach based on secondary market values of similar assets. Within the impaired Sublease Asset Group, the fair value of the impaired right of use asset was determined using the income approach based on discounted estimated cash flows from subleasing the properties.
The Company recognized a loss on impairment of long-lived assets of $16.9 million for the year ended December 31, 2022. There was no loss on impairment of long lived assets for the year ended December 31, 2021. All impaired asset groups were contained in the Retail segment.
Facility Closures
In the second quarter of 2022, prior to the adoption of the Restructuring Plan, the Company discontinued plans to open additional facilities and ceased using certain real estate leaseholds acquired in anticipation thereof. For the year ended December 31, 2022, the Company recognized additional rent expense and other charges related to the closures of $1.8 million, included in selling, general and administrative expenses in the consolidated statements of operations.
Restructuring Plan
On July 22, 2022, the Company's Board approved the implementation of the Restructuring Plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. At the same time, the Company announced the CEO transition described below. As part of the Restructuring Plan, the Company consolidated Shift’s physical operations to three West Coast locations in Los Angeles, Oakland, and Portland, closing seven existing facilities. The Company also restructured its workforce around the reduced physical footprint, eliminating approximately 650 positions or 60% of its workforce. The restructuring was substantially complete as of September 30, 2022.
The Company recorded the following restructuring charges (in thousands):

Year Ended December 31, 2022
Losses on sales of inventory associated with restructuring(1)	$8,598
Restructuring costs related to operating leases(2)	3,277
Losses on sale or disposal of property and equipment(2)	2,325
Losses on early decommissioning of capitalized internal-use software(2)	6,524
Severance, retention, and CEO transition(2)	3,671
Labor and other costs incurred to close facilities(2)	5,204
Total	$29,599
(1)Included in cost of sales on the Company’s consolidated statements of operations.
(2)Included in restructuring expenses on the Company’s consolidated statements of operations.
Losses on sales of inventory associated with restructuring represents inventory that has been or will be disposed of through the wholesale channel to adapt inventory levels to the Company's new geographic footprint, as well as losses on retail sales incurred due to liquidation efforts.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restructuring costs related to operating leases represents costs associated with the leases of the seven facilities that were closed as part of the restructuring. Closing activities were substantially complete as of September 30, 2022. The Company anticipates that it will sublease the affected properties representing the majority of the lease costs of closed facilities. An impairment test was performed on the lease assets, which required estimates of the time and cost to obtain a subtenant and market rents. The impairment test did not result in material impairment charges. For those properties with remaining lease terms too short to be probable of subleasing, the Company recognized a charge of $2.2 million related to lease costs that will continue to be incurred under the lease agreements for their remaining terms without economic benefit to the Company. The Company also recognized a charge for termination fees of $0.5 million related to one of its operating leases. The remaining amount relates to lease costs incurred following the closure of the facilities.
Loss on sale or disposal of property and equipment represents losses on sales of property and equipment and additional depreciation expense related to property and equipment that was disposed of other than by sale. An impairment test was performed on the property and equipment, which required estimates of the fair value of the equipment based on secondary market prices for similar equipment. The impairment test did not result in material impairment charges.
Losses on early decommissioning of capitalized internal-use software represents $6.5 million additional amortization expense recognized as a result of the Company's review of its capitalized software portfolio in light of the business strategy changes involved in the Restructuring Plan. The Company reassessed the estimated useful lives of its capitalized software projects and fully depreciated certain software projects that will not be used following the restructuring. An impairment test was performed on the capitalized software, which required estimates of the fair value of the software based on the cost to recreate method. Management applied judgment in estimating the fair value of the capitalized software, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return. The impairment test did not result in material impairment charges.
Severance, retention, and CEO transition represents one time termination benefits paid or payable in connection with the Restructuring Plan and the CEO transition. The following table is a reconciliation of the beginning and ending restructuring liability for the year ended December 31, 2022 related to the Restructuring Plan:

Balance at December 31, 2021	$—
Accruals and accrual adjustments	3,339
Cash payments	(2,545)
Balance at December 31, 2022	$794
Labor and other costs incurred to close facilities represents operating costs incurred at closing facilities from the announcement date of the Restructuring Plan to the final closure of the facilities. The operating costs include facilities costs, personnel costs, and other costs incurred prior to the complete closure of the facilities.
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
Assets and Liabilities Held for Sale
In connection with the acquisition of CarLotz, the Company acquired several leases for real estate at the acquisition date. A plan of sale related to these and several other leases as well as certain lease-related assets and liabilities of the Orange Grove Fleet Solutions, LLC subsidiary was adopted in December 2022. These assets were measured at fair value less cost to sell as of the acquisition date. Therefore, no gain or loss on sale was recognized for the year ended December 31, 2022. The impact on net loss of these leases and subsidiaries held for sale was immaterial for the year ended December 31, 2022. All real estate leases held for sale at December 31, 2022 were disposed of by lease assignment or termination during the first fiscal quarter of 2023. All other assets and liabilities held for sale are expected to be sold within one year of the date of the CarLotz Merger.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The carrying amount of assets and liabilities classified as held for sale is as follows (in thousands):

Year Ended December 31, 2022
Assets
Accounts receivable, net	$689
Prepaid expenses and other current assets	226
Property and equipment, net	2,584
Operating lease assets	9,572
Finance lease assets	4,155
Total assets	$17,226
Liabilities
Accounts payable	$70
Accrued expenses and other liabilities	101
Operating lease liabilities	10,138
Finance lease liabilities	5,036
Other non-current liabilities	87
Total liabilities	$15,432
17. INCOME TAXES
Net loss before income taxes was $171.7 million and $166.0 million for the years ended December 31, 2022 and 2021, respectively. The Company had income tax expense of $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.
The following table presents a reconciliation of the statutory federal rate and our effective tax rate (in thousands):

	Year Ended December 31,
	2022	2021
Provision for income taxes at federal statutory rates	$(36,060)	$(34,869)
State taxes, net of federal benefit	(12,983)	(9,618)
Permanent differences	(8,399)	1,406
Change in valuation allowance	59,628	42,278
Other	(1,860)	1,029
Total	$326	$226

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows at December 31, 2022 and 2021, in thousands:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Accruals, reserves, and other	$17,255	$16,777
Lease liabilities	17,436	—
Depreciation	13,908	804
Federal net operating loss carryover	175,365	91,632
State net operating loss carryover	49,553	29,420
Total gross deferred tax assets	273,517	138,633
Less: valuation allowance	(258,765)	(138,633)
Net deferred tax assets	14,752	—

Deferred tax liabilities:
Right of use assets	(14,752)	—
Total gross deferred tax liabilities	(14,752)	—
Net deferred taxes	$—	$—
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $835.1 million, which may be available to offset future federal income and expire at various years beginning with 2033. As of December 31, 2022, the Company also had state net operating loss carryforwards of approximately $833.6 million, which may be available to offset future state income tax and expire at various years beginning with 2033.
The Company has evaluated the positive and negative evidence bearing upon the deferred tax assets and whether they will be realized. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021 of $258.8 million and $138.6 million, respectively.
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
As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had not accrued interest or penalties related to uncertain tax positions and for the years ended December 31, 2022 and 2021 no amounts have been recognized in the Company’s statements of operations.
The Company is subject to taxation in the United States and other state jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States, California, Oregon and Virginia. The tax years from fiscal year 2016 and onward remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any taxing authority. The following table presents the Company’s NOLs by jurisdiction as of December 31, 2022 and 2021:

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2022	2021
Federal	$835,071	$436,344
California	554,100	397,270
Oregon	97,091	32,733
Virginia	79,371	3,301
Other	103,038	2,876
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
18. NET LOSS PER SHARE
The following table sets forth the computation of net loss per share, basic and diluted:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Net loss	$(172,042)	$(166,268)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,638,073	7,811,414
Net loss per share, basic and diluted	$(19.92)	$(21.29)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of December 31,
	2022	2021
Escrow Shares	300,010	300,010
Public and private warrants	1,146,727	—
Earnout Shares	489,841	—
Convertible Notes	1,779,834	1,779,834
Stock options	519,323	159,779
Restricted stock units	489,341	1,151,357
Contingently repurchasable early exercise shares	1,177	5,963
Total	4,726,253	3,396,943
19. EMPLOYEE BENEFIT PLANS
We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company did not make any matching contributions for the years ended December 31, 2022 and 2021.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
20. SUBSEQUENT EVENTS
Amendment to Inventory Financing Agreement
On February 7, 2023, the Company along with its wholly owned subsidiaries CarLotz, Inc., (“CarLotz”), CarLotz Group, Inc., a Delaware corporation (“CarLotz Group”), CarLotz, Inc., an Illinois corporation (“CarLotz Illinois”), CarLotz California, LLC, a California limited liability company (“CarLotz California” and, together with CarLotz, CarLotz Group and CarLotz Illinois, the “CarLotz Borrowers”), and Shift Operations LLC, a Delaware limited liability company (“Shift Operations” and, together with the CarLotz Borrowers, the “Borrowers”), entered into an Amendment to Inventory Financing and Security Agreement (the “First Amendment”) with Ally Bank (“Ally Bank”) and Ally Financial Inc. (“Ally Financial” and, together with Ally Bank, the “Lender”).
Effective as of February 7, 2023 (the “Effective Date”), the First Amendment amends that certain Inventory Financing and Security Agreement dated December 9, 2021 (the “Ally Facility”), by and among the Company, Shift Operations and the Lender, to (i) join the CarLotz Borrowers as borrowers under the Ally Facility and terminate the inventory financing arrangement between the CarLotz Borrowers and the Ally Parties that was entered into prior to the Company’s acquisition of CarLotz, (ii) reduce the maximum available credit line under the Ally Facility from $100 million to $75 million and (iii) require the Borrowers to make monthly principal reduction payments for each vehicle subject to the floor plan for more than 150 days rather than 180 days. In addition, effective February 1, 2023, the First Amendment increases the per annum interest rate applicable to Advances (as defined in the Ally Facility) to be equal to the prime rate designated from time to time by Ally Bank plus 175 basis points (from 150 basis points).
The Ally Facility is secured by a grant of a security interest in substantially all of the assets of the Company, the Borrowers and each other wholly owned subsidiary of the Company domiciled in the United States, and payment is guaranteed by the Company, the Borrowers and each other wholly owned subsidiary of the Company domiciled in the United States.
Facility Closures and Reduction in Force
During the first fiscal quarter of 2023, the Company reduced its total headcount by approximately 41% as a result of continued efforts to improve overhead efficiency and elimination of redundancies resulting from the CarLotz Merger. The reduction in force resulted in total new cash charges of approximately $0.9 million, consisting primarily of severance and related personnel reduction costs. In addition, the Company closed its facility in Downers Grove, Illinois and the former CarLotz headquarters facility in Richmond, Virginia.
Nasdaq Deficiency Letter and Reverse Stock Split
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
At the Company’s Special Meeting of Stockholders held on December 7, 2022, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-5 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on March 7, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective March 8, 2023. On March 22, 2023, the Company was notified by Nasdaq that the Company has regained compliance with the Bid Price Requirement.

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
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was not effective as of December 31, 2022.
Management excluded CarLotz Inc. and its wholly owned subsidiaries from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired in a business combination on December 9, 2022. Total assets and total revenue that were excluded from management's assessment represented approximately 46% and less than 1%, respectively, of consolidated total assets and total revenue, as of and for the year ended December 31, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. The first material weakness relates to lack of a process to demonstrate commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. The second material weakness relates to insufficient selection and development of Information Technology General Controls ("ITGCs") to support the achievement of objectives.
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
This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under Section 2(a)(19) of the Securities Act and our status as a non-accelerated filer.
3. Plan to Remediate Material Weaknesses
The Company is devoting significant time, attention, and resources to remediating the above material weaknesses. The Company has executed or continues to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control:
•The Company hired experienced finance and accounting executives in the positions of Chief Financial Officer, Chief Accounting Officer, Corporate Controller, Director of SEC Reporting, and Director of Information Technology.
•The Company continues to train and develop experienced accounting personnel with a level of accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions.
•The Company has engaged external specialists as needed to provide assistance in accounting for significant, non-routine or complex transactions.
•The Company engaged external consultants to assist the Company in designing, implementing, and monitoring an appropriate system of internal control, including ITGCs.
•The Company is executing several initiatives to strengthen our ITGC environment, including but not limited to:
◦Implementing additional training to ensure a clear understanding of risk assessment, controls and monitoring activities related to automated processes and systems and ITGCs related to financial reporting;
◦Implementing improved IT policies, procedures and control activities for key systems which impact our financial reporting; and,
◦Dedicating an appropriate amount of resources to monitoring ITGCs related to financial reporting, including a sufficient complement of personnel with the appropriate level of knowledge, experience and training to ensure compliance with policies and procedures.
The Company has made significant progress in addressing the previously identified material weaknesses, and the results of management’s testing indicate that the Company’s control environment has improved since the material weaknesses were first identified. However, remediation efforts in the second half of 2022 were negatively impacted by factors including employee turnover in relevant roles and changes in business processes resulting from restructuring activities, as well as the business acquisitions completed during the period. As a result, management was unable to conclude that the material weaknesses were fully remediated as of December 31, 2022. The material weaknesses will not be considered fully remediated until we have concluded, through testing, that applicable controls have been designed and operating effectively for a sufficient period of time.

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
4. Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
Directors
Our business and affairs are managed under the direction of our Board of Directors, which is composed of nine directors. Our Second Amended and Restated Certificate of Incorporation (our “Certificate”) provides that the authorized number of directors may be changed only by resolution of our Board of Directors. Our Certificate also provides that our Board of Directors will be divided into three classes of directors, with the classes as nearly equal in number as possible. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. The current term of our Class III directors will expire at the 2023 annual meeting of stockholders; the current term of our Class I directors will expire at the 2024 annual meeting of stockholders; and the current term of our Class II directors will expire at the 2025 annual meeting of stockholders.
The following table sets forth the director class, name, age as of December 31, 2022, and other information for each member of our Board:

Name	Class	Age	Principal Occupation and Other Information
Victoria McInnis	I	61	Victoria McInnis has served as a director of the Company since October 2020 and Lead Director since December 2022. Prior to joining the Board of Directors, Ms. McInnis served as an independent board member and audit committee chair for VectoIQ Acquisition Company, a special purpose acquisition company, from May 2018 to June 2020. Prior to that, Ms. McInnis held various positions with General Motors Corporation from 1995 until her retirement in 2017, including Vice President, Tax and Audit March 2015 to August 2017, Chief Tax Officer from 2009 to March 2015 and, prior to that, Executive Director, Tax Counsel, General Tax Director, Europe, Director of Federal Tax Audits, and Senior Tax Counsel, GM Canada. The board has determined that Ms. McInnis is well qualified to serve as a director based on her extensive experience in the automotive industry and her financial expertise.
Kellyn Smith Kenny	I	45
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
The board has determined that Ms. Smith Kenny is well qualified to serve as a director based on her intimate knowledge of how to build and maintain a strong brand and her extensive experience in senior management positions at public companies.

Name	Class	Age	Principal Occupation and Other Information
Kimberly H. Sheehy	I	58	Kimberly H. Sheehy has served as a director of the Company and Chair of the Audit Committee since December 2022. Prior to that, Ms. Sheehy was a member of the board of directors, Chair of the audit committee and member of the compensation committee for CarLotz, Inc. from January 2021 to December 2022. In addition, she served as a member of the board of directors and Chair of the audit committee for a Switch Inc., a public high growth technology infrastructure company, from December of 2017 until December 6, 2022. Ms. Sheehy has served as a member of the board of directors for Evolv Technologies since July of 2021, and CVB Financial Corp. since June of 2022. Until May of 2020, Ms. Sheehy served as Chief Financial Officer of ResMan LLC, a privately owned software company providing software solutions to multi-family residential property managers. Prior to ResMan LLC, Ms. Sheehy served as Chief Financial Officer of Lori’s Gifts Inc., a privately owned retail company serving hospitals through-out the United States, from March 2018 through April 2019. Ms. Sheehy served as Chief Financial Officer of Stackpath LLC, a privately held entity offering a secure edge platform from December 2015 through October 2017. Prior to joining StackPath, Ms. Sheehy served as Chief Financial & Administrative Officer of CyrusOne Inc., a public high-growth real estate investment trust specializing in engineering, building and managing data center properties from November 2012 through September 2015. Prior to CyrusOne Inc., she held various roles between 1996 and 2012 at Cincinnati Bell Inc., including Treasurer and Vice President of Investor Relations, Vice President of Finance and Treasurer, Vice President of Financial Planning and Analysis, and Managing Director of Corporate Tax. Prior to joining Cincinnati Bell Inc., Ms. Sheehy held accounting and tax positions at Ernst & Young from 1989 to 1996. Ms. Sheehy received her Bachelor’s of Arts Degree in Accounting from the University of Cincinnati and holds her Certified Public Accounting license in the State of Ohio.
The board has determined that Ms. Sheehy is well qualified to serve as a director based on her extensive accounting and audit experience with over 30 years of tax, accounting, financial and executive experience, experience in public accounting and public companies, and service on public company boards, including service as a chair of an audit committee.

Name	Class	Age	Principal Occupation and Other Information
Luis I. Solorzano	II	50	Luis Ignacio Solorzano has served as a director of the Company since December 2022. Prior to that, Mr. Solorzano served as the Chairman of the board of directors and member of the compensation and nominating and corporate governance committees for CarLotz, Inc. from November 2018 to December 2022. Mr. Solorzano is a Partner and Chief Executive Officer of Acamar Partners, an investment management firm. In addition, Mr. Solorzano is Co-founder of Brabex Capital, an investment management firm. Mr. Solorzano is also a member of the board of directors of Grupo Aeroportuario Centro Norte, S.A.B. de C.V. since April 2018. Mr. Solorzano is a former director of Acamar Partners Acquisition Corp., a special purpose acquisition company, from 2019 to 2021 when Acamar Partners Acquisition Corp. merged with CarLotz, Inc. Prior to joining Acamar Partners Acquisition Corp, Solorzano served on the boards of various public and private companies, including Dufry, Grupo Aeroportuario del Centro Norte, Aerodom, InverCap Holdings and Viakem. Mr. Solorzano previously served as Partner, Managing Director and Chairman of the Latin America’s Investment Committee of Advent International from 2001 to 2017, becoming Partner and Managing Director in 2008. He served as Chairman of the Latin America’s Investment Committee and during his tenure at Advent, Mr. Solorzano participated in various investments and management activities encompassing various of Advent’s private equity funds, including Advent’s acquisition of a majority stake in Dufry in which Mr. Solorzano co-led this transaction and played a significant role in the execution of Dufry’s operating plan, Dufry’s IPO process, and the negotiation, execution and integration of several add-on acquisitions made by Dufry in various geographies. He was also a key executive involved in the raising of three funds and he played a leading role in fifteen investment transactions in various sectors, including retail and consumer, financial services, industrials, information technology and infrastructure. Mr Solorzano also played a significant role in supporting portfolio companies in the design and implementation of various strategic, operating and financial value creation initiatives. Mr. Solorzano began his career with BankBoston Capital, where he spent four years making private equity investments and corporate loans across Latin America from 1985 to 1999. Mr. Solorzano graduated with a degree in Economics (cum laude) from the Instituto Tecnologico Autonomo de Mexico (ITAM) and a Masters of Business Arts from Harvard Business School.

The board has determined that Mr. Solorzano is well qualified to serve as a director based on his experience serving on the boards of various public and private companies, in addition to his extensive experience supporting companies in the design and implementation of various strategic, operating and financial value creation initiatives, with over 20 years of investment experience across various sectors and geographies covering both the Americas and Europe, including serving in leading roles in investment transactions in various sectors, including retail and consumer, financial services, industrials, information technology and infrastructure.

Name	Class	Age	Principal Occupation and Other Information
Adam Nash	II	48	Adam Nash has served as director of the Company since October 2020 and as a director of Shift Platform, Inc. from May 2020 to September 2022. Mr. Nash is the President & CEO of Aside, Inc. and has served on the board of directors of Acorns, a financial technology & services company that specializes in micro-investing, since February 2017 and is an adjunct lecturer in Computer Science at Stanford University, a position he has held since September 2017. Previously, he served as the Vice President of Product & Growth at Dropbox, a leading provider of cloud-based storage and collaboration applications, from 2018 to 2020. Prior to joining Dropbox, Mr. Nash was the President and Chief Executive Officer of Wealthfront, Inc. (“Wealthfront”) from 2014 to 2016. Before Wealthfront, he held roles as an Executive in Residence at Greylock Partners and Vice President of Product at LinkedIn. In addition, Mr. Nash has held strategic and technical roles at eBay, Atlas Venture, Preview Systems, and Apple. Mr. Nash holds both Bachelor of Science and Master of Science degrees in Computer Science from Stanford University, and a Master of Business Administration from Harvard University. The board has determined that Mr. Nash is qualified to serve as a director based upon his prior service as a director of Shift Platform, Inc., his extensive experience with early-stage companies as an angel investor and advisor, his knowledge of ecommerce and the innovation economy in California, and his knowledge of the business communities in Shift’s principal markets.
Jeff Clementz	II	48	Jeff Clementz has served as the Chief Executive Officer of Shift since September 2022 and director since November 2022, and a director of Shift Platform, Inc. since September 2022. He previously served as President of Shift from October 2021 to September 2022. Prior to joining Shift, Mr. Clementz served in various management positions at Walmart from October 2015 to September 2021, most recently serving as its Senior Vice President and General Manager of Marketplace and Partner Operations. Prior to that, he served in various management positions at PayPal from May 2003 to October 2015, including as its Vice President and Managing Director of Australia and New Zealand. Mr. Clementz also previously served in various positions with Vendio Services and Intel. Mr. Clementz holds a Master of Business Administration from the University of California, Berkeley and a Bachelor of Arts in Business Administration from the University of Washington.
			The board has determined that Mr. Clementz is qualified to serve as a director of the Company due to his extensive experience and knowledge of technical issues in the industry.

Name	Class	Age	Principal Occupation and Other Information
George Arison	III	45	George Arison, has served as a director of the Company since October 2020. Mr. Arison incorporated Shift Platform, Inc. in December 2013, and served as a director and Chief Executive Officer of Shift Technologies, Inc. until August 2022. He currently serves as the Chief Executive Officer of Grindr, Inc. (NYSE: GRND), the world’s largest social network and dating application for the LGBTQ+ community and he joined the Board of Directors of Grindr, Inc. in June 2022. Prior to co-founding Shift Platform, Inc., he served in various positions at Google from 2010 to 2013, most recently as a product manager. From 2007 to 2010, he co-founded Taxi Magic (now known as Curb) with Mr. Russell. From 2005 to 2007 he worked for Boston Consulting Group. Mr. Arison has been an investor in numerous startups, including Shipper, Carrot, Eden, Fathom, AutoLeap, Pulsar AI (acquired by Impel), Zero (acquired by Avant), TravelBank (acquired by US Bank), Fyusion (acquired by Cox Automotive) and Omni (acquired by Coinbase). He was a co-founder and member of the board of directors of Belong Acquisition Corp., a blank check company. Prior to his business career, Mr. Arison was a policy analyst and ran a political campaign in Georgia, the country of his birth, about which he wrote Democracy and Autocracy in Eurasia: Georgia in Transition. Mr. Arison holds a bachelor’s degree from Middlebury College. The board has determined that Mr. Arison is qualified to serve as a director due to his previous position as Chief Executive Officer of the Company and due to his extensive experience in numerous startups.
Toby Russell	III	45	Toby Russell, has served as a director of the Company since October 2020 and served as Co-Chief Executive Officer from October 2020 through January 2022 and President from October 2020 through September 2021. Mr. Russell is a co-founder and director of Shift Platform, Inc. and was employed by the Shift Platform, Inc. from November 2015 through January 2022, most recently serving as its Co-Chief Executive Officer. Prior to joining Shift Platform, Inc., he was Managing Vice President at Capital One from 2011 to 2015 where he led the digital transformation of the bank, including creating a completely new mobile and desktop customer experience for customers. In 2007, he co-founded Taxi Magic (now known as Curb) with Mr. Arison, which invented the use of native mobile applications for on-demand services, in its case transportation. In addition to his work in the private sector, Mr. Russell has spent time in public service, leading a $12 billion renewable energy and efficiency investment program for the U.S. Department of Energy. After finishing his Doctorate at Oxford University, he worked as a project leader at the Boston Consulting Group. Mr. Russell holds a bachelor’s degree from Middlebury College. The board has determined that Mr. Russell is qualified to serve as a director due to his previous position as Chief Executive Officer of the Company and due to his extensive technical experience in the industry.

Name	Class	Age	Principal Occupation and Other Information
James E. Skinner	II	III	69	James E. Skinner has served as a director of the Company and member of the Audit Committee and Leadership Development, Compensation and Governance Committee since December 2022. Prior to that, Mr. Skinner served as a member of the board of directors, Chair of the nominating and corporate governance committee and member of the audit committee for CarLotz, Inc. from February 2020 to December 2022. Mr. Skinner also serves on the board of directors of Ares Commercial Real Estate (NYSE: ACRE) since 2016. He has previously served on the board of directors of Hudson Ltd. (NYSE: HUD), Acamar Partners (NASDAQ: ACAM), and Fossil Group, Inc. [Nasdaq: FOSL] Mr. Skinner is also on the Advisory Board of RevTech, an incubator/accelerator focused on the retail technology. Mr. Skinner held various senior management positions with Neiman Marcus Group, Inc. and its related and predecessor companies from June 2001 until his retirement in February 2016, including serving as Vice Chairman, Executive Vice President, Chief Operating Officer and Chief Financial Officer During his 15 years with NMG, Mr. Skinner was responsible for numerous areas including: finance, accounting, strategy, business development, distribution and logistics, real estate and construction, investor relations, legal, and information technology. Prior to NMG, Mr. Skinner was with CompUSA, a pioneer in computer retailing, which he joined shortly before the initial public offering and left after the sale of the company in 2000 and held various positions, including Executive Vice President and Chief Financial Officer. Prior to that, Mr. Skinner began his career with Ernst & Young, an international professional services firm, where he served for sixteen years until 1991, including the last four years as a partner. Mr. Skinner received his Bachelor’s of Business Administration Degree in Accounting from Texas Tech University and holds his Certified Public Accounting license in the State of Texas.
The board has determined that Mr. Skinner is well qualified to serve as a director based on his extensive accounting and audit experience with over 30 years of tax, accounting, financial and executive experience in numerous areas including: finance, accounting, strategy, business development, distribution and logistics, real estate and construction, investor relations, legal, and information technology, experience in public accounting and public companies, and service on public company boards, including chairing audit and compensation committees.

Executive Officers
Set forth below is certain information regarding the Company’s executive officers as of December 31, 2022:

Name	Age	Position
Jeff Clementz	48	Chief Executive Officer and Director
Oded Shein	61	Chief Financial Officer
Sean Foy	55	Chief Operating Officer
____________
Jeff Clementz biography is included above under our Board of Directors.

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
Delinquent Section 16(a) Reports
During the fiscal year ended December 31, 2022 and through March 31, 2023, the filing date for the Annual Report on Form 10-K, three Form 4's were filed late by or on behalf of Toby Russell, one Form 4 was filed late by or on behalf of Jeff Clementz, two Form 4's were filed late by or on behalf of Sean Foy, one Form 4 was filed late by or on behalf of Karan Gupta, one Form 4 was filed late by or on behalf of George Arison, one Form 4 was filed late by or on behalf of Emily Melton, one Form 4 was filed late by or on behalf of Manish Patel, one Form 4 was filed late by or on behalf of Adam Nash, one Form 4 was filed late by or on behalf of Victoria McInnis, one Form 4 was filed late by or on behalf of Kellyn Smith Kenny, one Form 4 was filed late by or on behalf of Jason Krikorian, and one Form 4 was filed late by or on behalf of Oded Shein.
Equity dispositions from Mr. Russell related to tax withholding were not reported within two business days of February 1, 2022, and the Form 4 filed on February 28, 2022 on behalf of Mr. Russell corrected the error by reporting the dispositions. An equity disposition for Mr. Russell related to tax withholding was not reported within two business days of May 20, 2022, and the Form 4 filed on June 6, 2022 on behalf of Mr. Russell corrected the error by reporting the disposition.
An equity grant and disposition to Mr. Clementz was not reported within two business days of May 12, 2022, and the Form 4 filed on June 6, 2022 on behalf of Mr. Clementz corrected the error by reporting the equity grant and disposition. The grant and disposition were related to a modification of certain of Mr. Clementz's previously reported equity awards.
An equity grant and disposition to each of Messrs. Foy and Gupta was not reported within two business days of May 20, 2022, and the Form 4s filed on June 6, 2022 on behalf of Messrs. Foy and Gupta corrected the errors by reporting the equity grants and dispositions. The grant and disposition were related to modifications of certain previously reported equity awards.
An equity disposition for Mr. Foy related to tax withholding was not reported within two business days of February 22, 2023, and the Form 4 filed on March 7, 2023 on behalf of Mr. Foy corrected the error by reporting the disposition.
An equity disposition for Mr. Arison related to tax withholding was not reported within two business days of May 20, 2022, and the Form 4 filed on June 6, 2022 on behalf of Mr. Arison corrected the error by reporting the disposition.
An equity grant to each of Mr. Russell, Ms. Melton, Mr. Patel, Mr. Nash, Ms. McInnis, Ms. Smith-Kenny, and Mr. Krikorian was not reported within two business days of July 13, 2022, and the Form 4s filed from July 18, 2022 to July 20, 2022 on behalf of each respective recipient corrected the errors by reporting the equity grants.
An equity disposition for Mr. Shein related to tax withholding was not reported within two business days of February 22, 2023, and the Form 4 filed on March 7, 2023 on behalf of Mr. Shein corrected the error by reporting the disposition.
In each case, the delinquency was due to an administrative oversight.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for our employees, officers, and directors, and those of our subsidiaries and affiliates, a copy of which is available on the Company’s website at www.shift.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officers, principal financial officer and principal accounting officer by posting the required information on the Company’s website at www.shift.com. The information found on the website is not part of this filing.
Board Committees
Each of our three standing committees of our Board of Directors has the composition and responsibilities described below. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues. Each of the Audit Committee and Leadership Development, Compensation and Governance Committee operates under a written charter, which can be found at our website at www.investors.shift.com/corporate-governance/governance-documents. Any stockholder also may request them in print, without charge, by contacting the Corporate Secretary of Shift Technologies Inc. at 290 Division Street, Suite 400, San Francisco, California 94103.

Director	Audit Committee	Leadership Development, Compensation and Governance Committee	Finance Committee
Adam Nash	X	X	X
George Arison	-	-	X
James Skinner	X	-	-
Jeff Clementz	-	-	X
Kellyn Smith Kenny	-	X	-
Kimberly Sheehy	Chair	-	-
Luis Solorzano	-	-	X
Toby Russell	-	-	Chair
Victoria McInnis	X	Chair	-
Audit Committee Information
Shift has established an Audit Committee comprised of independent directors. The Audit Committee consists of Ms. McInnis and Sheehy and Messrs. Skinner and Nash, with Ms. Sheehy serving as its chairperson. Each of the members of the Audit Committee is independent under Nasdaq’s listing rules and under Rule 10A-3(b)(1) of the Exchange Act.
The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing rules. The Nasdaq listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Ms. Sheehy satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
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

Leadership Development, Compensation and Governance Committee Information
Shift has established a Leadership Development, Compensation and Governance Committee comprised of independent directors. The Leadership Development, Compensation and Governance Committee consists of Mses. McInnis and Smith Kenny and Mr. Nash, with Ms. McInnis serving as its chairperson. Each of the members of the Leadership Development, Compensation and Governance Committee is independent under Nasdaq’s listing rules and each qualifies as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.
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
Finance Committee Information
Shift has established a Finance Committee comprised of five directors. The Finance Committee consists of Messrs. Russell, Arison, Clementz, Nash, and Solorzano, with Mr. Russell serving as its chairperson. The committee’s duties include but are not limited to reviewing and considering investment and financing transactions and capital structure matters for the Company.
Item 11. EXECUTIVE COMPENSATION
Overview
We provide our executives with an annual base salary as a fixed, stable form of compensation, and we grant our executives equity-based compensation to provide an additional incentive to grow our business and further link the interests of our executives with those of our stockholders. In addition, we provided certain cash incentive opportunities to our executives for fiscal year 2022 (as described below) to incentivize the executives to achieve specified financial and operating objectives we believed would help create long-term value for our stockholders. Certain executives also received retention bonuses in recognition of their value to the Company in meeting its financial and strategic business objectives. We have also entered into agreements with our executives that provide for severance benefits upon certain terminations of employment.
The Leadership Development, Compensation and Governance Committee reviews our executive officers’ overall compensation packages on an annual basis (or more frequently as it deems warranted) to help ensure we continue to attract and retain highly talented executives and provide appropriate incentives to continue to grow our company.
We have opted to comply with the executive compensation rules applicable to "emerging growth companies" and “smaller reporting companies,” as such terms are defined under the Securities Act, which require compensation disclosure for the Company’s principal executive officer and the next two most highly compensated executive officers.
The tabular disclosure and discussion that follow describe our executive compensation program during the fiscal year ended December 31, 2022 with respect to our named executive officers as of December 31, 2022: Jeff Clementz, Chief Executive Officer; Oded Shein, Chief Financial Officer; and Sean Foy, Chief Operating Officer (collectively, the “named executive officers” or “NEOs”). Effective February 1, 2022, Mr. Russell voluntarily transitioned from his position as Co-Chief Executive Officer and Mr. Arison became the Company’s sole Chief Executive Officer. Effective September 1, 2022, Mr. Arison voluntarily transitioned from his position as Chief Executive Officer and Mr. Clementz became the Company’s Chief Executive Officer.
At the Company’s Special Meeting of Stockholders held on December 7, 2022, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock, at a ratio within the range of 1-for-5 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on March 7, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective March 8, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split.

Summary Compensation Table - 2022
The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during fiscal years 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
George Arison	2022	467,083	-	-	-	354,000	122,917	(4)	944,000
Former Co-CEO	2021	490,000	-	21,146,274	-	1,470,000	-		23,106,274

Toby Russell	2022	49,165	-	-	-	-	540,835	(4)	590,000
Former Co-CEO	2021	490,000	-	21,146,274	-	1,470,000	-		23,106,274

Jeff Clementz	2022	510,000	1,650,000	-	-	306,000	-		2,466,000
Chief Executive Officer

Oded Shein	2022	420,000	400,000	127,950	-	168,000	-		1,115,950
Chief Financial Officer	2021	308,750	-	2,517,973	-	624,000	-		3,450,723

Sean Foy	2022	405,000	440,166	126,341	-	162,000	8,925	(5)	1,142,432
Chief Operating Officer	2021	357,504	-	2,288,431	-	715,542	30,955		3,392,432
____________
(1) Bonuses were paid pursuant to the each executive’s respective employment agreement, as amended. For more information, please see below under “Material Compensatory Agreements.”
(2) In accordance with SEC rules, these amounts represent the aggregate grant date fair value of the stock awards granted to the named executive officer during the applicable fiscal year computed in accordance with ASC 718. Shift’s equity awards valuation approach and related underlying assumptions for awards granted in 2022 and 2021 are described in Note 2 “Summary of Significant Accounting Policies - Stock-Based Compensation Expense” and Note 14 “Stock-Based Compensation Plans” to the accompanying Consolidated Financial Statements. The reported amounts do not necessarily reflect the value that may be realized by the executive with respect to the awards, which will depend on future changes in stock value and may be more or less than the amount shown.
(3) Each of our NEOs was eligible to earn a performance-based annual bonus for 2022, as described in more detail below under “- Material Compensatory Agreements - 2022 Annual Bonuses.” The amounts the NEOs earned, as reflected in the table above, were paid in cash.

Name	2022 Target Bonus	2022 Earned Bonus
George Arison	$1,180,000	$354,000
Toby Russell	$1,180,000	$—
Jeff Clementz	$765,000	$306,000
Oded Shein	$420,000	$168,000
Sean Foy	$405,000	$162,000
(4) Messrs. Arison and Russell received salary continuation payments pursuant to their respective employment and transition agreements. For more information, please see below under “Material Compensatory Agreements.”
(5) Mr. Foy received $30,955 and 8,925 for accommodations expenses in 2021 and 2022, respectively. The perquisite was discontinued in March 2022.

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
The Arison Employment Agreement provides for a base salary of $490,000 per year through 2021 and a base salary of $590,000 commencing in 2022, which thereafter is subject to review and may be increased (but not decreased) by the Leadership Development, Compensation and Governance Committee. Pursuant to the agreement, Mr. Arison received an annual bonus of $75,000 for continued employment through the end of 2020. Beginning with 2021, Mr. Arison is eligible for an annual incentive bonus with a target set at no less than 200% of his annual base salary, subject to achievement of performance goals to be established by the Leadership Development, Compensation and Governance Committee in consultation with Mr. Arison. The agreement provides that for 2021, Mr. Arison was eligible to earn (i) a bonus equaling 200% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on the 2021 budget as approved by the Board of Directors, and (ii) an additional 100% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on stretch goals when compared to the Company’s 2021 budget as approved by the Board of Directors. The Arison Employment Agreement also provides that Mr. Arison is eligible to receive a bonus of $1,750,000 in connection with the IAC Merger, which amount was paid in full on October 31, 2020. The Arison Employment Agreement also provides that Mr. Arison is eligible to participate in certain benefit plans made available to the Company’s executives, and that Mr. Arison is entitled to paid time off (vacation, holiday, and sick leave) in accordance with the Company’s policies; provided, however, that Mr. Arison may take five weeks of paid time off annually. All equity awards granted to Mr. Arison under the Shift 2014 Stock Incentive Plan that were outstanding and unvested as of October 13, 2020 became fully vested on March 31, 2021.
Pursuant to the Arison Employment Agreement, on February 2, 2021, the Company granted Mr. Arison 228,320 restricted stock units that vest based on the passage of time (“Time RSUs”) and 76,106 restricted stock units that vest upon the achievement of specified performance metrics (“Performance RSUs”). On April 5, 2021, (i) the Company and Mr. Arison entered into an amendment to the foregoing grant, whereby 104,427 Time RSUs were rescinded and cancelled, and (ii) the Company newly granted Mr. Arison 104,427 Time RSUs. 123,893 of Mr. Arison’s Time RSUs vest quarterly from January 12, 2021 through July 31, 2022 and 104,427 of Mr. Arison’s Time RSUs vest quarterly from July 12, 2022 through October 12, 2023, in each case, subject to Mr. Arison’s continued employment through each applicable vesting date. Mr. Arison’s 76,106 Performance RSUs vest quarterly over the two-year period commencing on October 13, 2022, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and Mr. Arison’s continued employment through each applicable vesting date.
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

Arison Transition Agreement
In connection with his transition from employment with the Company, the Company and Mr. Arison entered into a Transition and Separation Agreement on October 17, 2022 (the “Agreement”) that reflects the terms of his transition and the benefits he is eligible to receive. Pursuant to the Agreement, Mr. Arison will be entitled to receive the following benefits: (i) a cash payment equal to eighteen (18) months of his 2022 monthly base salary, payable in equal installments on the Company’s regular payroll cycles over an 18-month period following his termination of employment, (ii) payment of his 2022 annual bonus, prorated for the number of days employed by the Company in 2022 and determined based on actual performance (with any personal goals considered to be fulfilled), and payable at such time that annual bonuses are otherwise generally paid to employees of the Company, and (iii) payment of COBRA premiums for eighteen (18) months following the Separation Date (to the extent Mr. Arison elects COBRA continuation coverage), less amounts equal to the amount active employees pay for such coverage during such time period, and subject to reduction or elimination if Mr. Arison becomes entitled to duplicative benefits through other employment. The Company and Mr. Arison also agreed that Mr. Arison will resign as Chairman of the Board at the next Board meeting following the Separation Date. Mr. Arison is not resigning as a member of the Board.

In addition, upon execution of the Agreement and in connection with his October 14, 2022 termination of employment, Mr. Arison will provide a general waiver and release of claims in favor of the Company. Mr. Arison will be subject to certain restrictive covenants following his termination of employment with the Company.
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
The Russell Employment Agreement provided for a base salary of $490,000 per year through 2021 and a base salary of $590,000 commencing in 2022. Pursuant to the agreement, Mr. Russell received an annual bonus of $75,000 for continued employment through the end of 2020. Beginning with 2021, Mr. Russell was eligible for an annual incentive bonus with a target set at no less than 200% of his annual base salary, subject to achievement of performance goals to be established by the Leadership Development, Compensation and Governance Committee in consultation with Mr. Russell. The agreement provided that for 2021, Mr. Russell was eligible to earn (i) a bonus equaling 200% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on the 2021 budget as approved by the Board of Directors, and (ii) an additional 100% of his 2021 annual salary if the Company met the performance goals established by the Leadership Development, Compensation and Governance Committee based on stretch goals when compared to the Company’s 2021 budget as approved by the Board of Directors. The Russell Employment Agreement also provided for him to receive a bonus of $1,592,955 in connection with the IAC Merger, which amount was paid in full on October 31, 2020. The bonus amount was reduced from $1,750,000 to $1,592,955 and Mr. Russell instead received a bonus in October 2020 (as described under “Russell Bonus Letter” below) to assist him with satisfying certain partial recourse promissory notes executed by Mr. Russell in favor of the Company. The Russell Employment Agreement also provided that Mr. Russell was eligible to participate in certain benefit plans made available to the Company’s executives, and that Mr. Russell was entitled to paid time off (vacation, holiday, and sick leave), in accordance with the Company’s policies; provided, however, that Mr. Russell was permitted to take five weeks of paid time off annually. All equity awards granted to Mr. Russell under the Shift 2014 Stock Incentive Plan that were outstanding and unvested as of October 13, 2020 became fully vested on March 31, 2021.
Pursuant to the Russell Employment Agreement, on February 2, 2021 the Company granted Mr. Russell 228,320 Time RSUs and 76,106 Performance RSUs. On April 5, 2021, (i) the Company and Mr. Russell entered into an amendment to the foregoing grant, whereby 104,427 Time RSUs were rescinded and cancelled, and (ii) the Company newly granted Mr. Russell 104,427 Time RSUs. 123,893 of Mr. Russell’s Time RSUs vest quarterly from January 12, 2021 through July 31, 2022 and 104,427 of Mr. Russell’s Time RSUs vest quarterly from July 12, 2022 through October 12, 2023, in each case subject to Mr. Russell’s continued employment. Mr. Russell’s 76,106 Performance RSUs vest quarterly over the two-year period commencing on October 13, 2022, subject to the achievement of the applicable pre-determined performance target for the applicable performance year and Mr. Russell’s continued employment through each applicable vesting date. Following Mr. Russell’s voluntary separation from the Company, certain of his outstanding and unvested equity awards vested pursuant to the terms of the Russell Transition Agreement, as described below. The remainder of his unvested restricted stock units were forfeited in accordance with the terms of the applicable award agreement.

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
Clementz Employment Agreement
Pursuant to the employment agreement entered into between the Company and Mr. Clementz, dated September 27, 2021 (the “Employment Agreement”), Mr. Clementz shall initially receive an annual base salary of $450,000, increasing to $510,000 beginning January 1, 2022. Mr. Clementz shall also receive a signing bonus of $500,000, payable in two equal installments on April 1, 2022 and October 1, 2022, subject to continued employment with the Company through each applicable payment date. Mr. Clementz will be eligible to participate in annual bonus programs established by the Company, with a target annual bonus amount of up to two hundred fifty percent (250%) of Mr. Clementz’s base salary in 2021, which amount will be prorated for the remainder of 2021. Thereafter, Mr. Clementz will be eligible to participate in annual bonus programs established by the Company with a target annual bonus amount of up to at least one hundred fifty percent (150%) of Mr. Clementz’s base salary in the applicable performance year. Mr. Clementz will also be eligible to receive a one-time special cash bonus of $2,000,000, payable on October 1, 2024, subject to continued employment with the Company and achievement of performance acceptable to the Board of Directors of the Company (the “Board”) in the sole discretion of the Board.

Also pursuant to the Employment Agreement, Mr. Clementz will be granted no later than December 31, 2021 an equity grant of 78,178 restricted stock units (“RSUs”). 58,633 RSUs will vest based on the passage of time (“Time RSUs”), with twenty-five percent (25%) of Time RSUs vesting on Mr. Clementz’s one-year anniversary and the remaining Time RSUs vesting quarterly in equal installments over the following three years. 19,544 RSUs will vest quarterly over the third and fourth years of Mr. Clementz’s employment, provided that the applicable performance hurdle for the applicable performance year is met. The vesting of the foregoing RSUs is subject to Mr. Clementz’s continued employment with the Company.

First Clementz Amendment

Also on February 24, 2022, Shift Platform entered into a First Amendment to the Employment Agreement with Jeff Clementz, President of the Company (the “Clementz Amendment”), amending that certain Employment Agreement dated as of September 27, 2021, by and between Shift Platform and Mr. Clementz (the “Clementz Agreement”). The Clementz Amendment provides that, at the discretion of the Company’s Leadership Development, Compensation and Governance Committee, the second installment payment of the Signing Bonus (as defined in the Clementz Agreement) may be paid prior to September 27, 2022 but no earlier than April 30, 2022. The Clementz Amendment also accelerates the grant date of the Year Four Special Equity Grant (as defined in the Clementz Agreement) to be no later than December 31, 2022. In addition, the Clementz Amendment provides that Mr. Clementz is eligible to receive a new cash bonus equal to $650,000 payable on or within thirty (30) days of April 1, 2022, subject to Mr. Clementz’s employment being in good standing through the payment date. As well, the definitions of “Cause” and “Good Reason” in the Clementz Agreement were amended to provide revised triggering criteria and notice provisions. The Clementz Amendment also amended the performance vesting criteria of the Year Three Special Equity Grant (as defined in the Clementz Agreement) and Year Four Special Equity Grant, including in each case to add new performance criteria.
Second Clementz Amendment

On May 12, 2022, Shift Platform, Inc. (“Shift Platform”), a wholly-owned subsidiary of the Company entered into a Second Amendment to the Employment Agreement with Jeff Clementz, President of the Company (the “Second Clementz Amendment”), amending that certain Employment Agreement by between Shift Platform and Mr. Clementz dated as of September 27, 2021, as amended on February 24, 2022 (the “Clementz Agreement”).

The Second Clementz Amendment accelerates the payment dates of the Special Cash Incentive (as defined in the Clementz Agreement), subject to continued employment through the applicable payment date, with the first installment equal to $500,000 to be paid on the first payroll date that occurs after September 30, 2022, and the second installment equal to $1,500,000 to be paid on the first payroll date that occurs after September 30, 2023. The Second Clementz Amendment also provides that in the event that Mr. Clementz voluntarily resigns employment with the Company without Good Reason (as defined in the Clementz Agreement), after September 30, 2022, but prior to September 30, 2023, Mr. Clementz must return to the Company the amount equal to the portion of the Special Cash Incentive actually received as of such time. Additionally, the Second Clementz Amendment provides that upon a “Change in Control Termination” (as defined in the Second Clementz Amendment), Mr. Clementz will be eligible to receive the full payment of the Special Cash Incentive (less any portion already paid) and full vesting of all outstanding unvested equity awards held by Mr. Clementz under the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan, as amended, subject to Mr. Clementz’s employment being in good standing as of his termination date and executing a release of claims in favor of the Company. In addition, the Second Clementz Amendment provides that if Mr. Clementz voluntarily resigns from his position for any reason or no reason, no payments shall be due under the Clementz Agreement except (i) the Accrued Obligations (as defined in the Clementz Agreement) and (ii) if Mr. Clementz voluntarily resigns after September 30, 2022, but prior to payment of the 2022 Annual Bonus, then he will be paid a prorated portion of the 2022 Annual Bonus (as defined in the Second Clementz Amendment) at such time that bonuses are paid to other employees of the Company, subject to achievement of the applicable performance criteria.

The Second Clementz Amendment also amended the 2021 Equity Grant (as defined in the Clementz Agreement) to (i) adjust the vesting criteria, including elimination of performance-based vesting criteria, and (ii) provide for accelerated vesting of the 2021 Equity Grant in certain circumstances. The Second Clementz Amendment also amended the Clementz Agreement to combine the “Year Three Special Equity Grant” (as defined in the Clementz Agreement) and the “Year Four Special Equity Grant” (as defined in the Clementz Agreement) into a single Special Equity Grant (as defined in the Second Clementz Amendment), and increase the restricted stock units (“RSUs”) underlying such grant to a total of 58,633 RSUs, to be granted no later than May 31, 2022. The Special Equity Grant shall vest in full on September 30, 2023. Each of the 2021 Equity Grant and the Special Equity Grant is subject to Mr. Clementz’s continued employment with the Company through the applicable vesting dates, and, for the Special Equity Grant, achievement of performance acceptable to the Board. Additionally, the Second Clementz Amendment provides that if the Company terminates Mr. Clementz’s employment without Cause (as defined in the Clementz Agreement) after September 30, 2022 but prior to September 30, 2023, and subject to Mr. Clementz’s employment being in good standing as of the date of such termination of employment and the Release Requirement (as defined in the Clementz Agreement), Mr. Clementz shall receive a prorated portion of each of the 2021 Equity Grant and the Special Equity Grant.

Third Clementz Amendment

On August 8, 2022, Shift Platform, Inc. (“Shift Platform”), a wholly-owned subsidiary of the Company entered into a Third Amendment to the Employment Agreement with Mr. Clementz (the “Third Clementz Amendment”), amending that certain Employment Agreement by between Shift Platform and Mr. Clementz dated as of September 27, 2021, as amended on February 24, 2022 and May 12, 2022 (the “Clementz Agreement”).

The Third Clementz Amendment amends Mr. Clementz’s duties to reflect his new role as Chief Executive Officer as of the Succession Effective Date. The Third Clementz Amendment also provides that as Chief Executive Officer, Mr. Clementz shall report to the Shift Board. The Third Clementz Amendment further provides that Mr. Clementz shall be appointed to the Shift Board on or as soon as reasonably practical following the Succession Effective Date and that the Company will include Mr. Clementz as a nominee for election as a director at each applicable annual shareholder meeting during the Term (as defined in the Clementz Agreement).

The Third Clementz Amendment provides that subject to the Shift Board’s determination in its sole discretion, Mr. Clementz will be eligible for an additional equity award grant in the third quarter of 2023 based on such factors as determined by the Shift Board (including, without limitation, the performance of the Chief Executive Officer and Company during his period as Chief Executive Officer of the Company, and evaluation of market compensation data taking into account Chief Executive Officer’s position with the Company and customary award grants of similar publicly-traded companies). In addition, the definition of “Good Reason” was amended to provide revised triggering criteria provisions.

The Third Clementz Amendment also provides that subject to Mr. Clementz’s employment through the applicable grant date, Mr. Clementz shall be eligible to receive a new equity grant in 2023 to be made no later than June 30, 2023 (the “2023 Promotion Equity Grant”) of 150,000 restricted stock units (“RSUs”). Subject to Mr. Clementz’s continuous employment with the Company or an Affiliate of the Company (as defined in the Clementz Agreement) through the applicable vesting date, 82,500 RSUs will vest on a quarterly basis over a three (3) year period based on the passage of time starting on March 31, 2024 (the “Time RSUs”) and 67,500 RSUs shall vest on a quarterly basis starting in 2024 upon the achievement of specified Performance Hurdles (as defined in the Third Clementz Amendment) for the applicable Performance Year (as defined in the Third Clementz Amendment) has been met (the “Performance RSUs” or “PSUs”). Notwithstanding the foregoing, the Company’s obligation to grant the 2023 Promotion Equity Grant is contingent upon approval by the Shift Board.

Under the 2023 Promotion Equity Grant, a prorated number of unvested Time RSUs (less Time RSUs previously vested) shall be accelerated and become vested if the Company terminates Mr. Clementz’s employment without Cause (as defined in the Clementz Agreement) or if Mr. Clementz resigns for Good Reason (as defined in the Third Clementz Amendment) on or after October 1, 2023, and subject to Mr. Clementz’s employment being in good standing as of the date of such termination of employment and the Release Requirement (as defined in the Third Clementz Amendment). Additionally, the Third Clementz Amendment provides that if the Company terminates Mr. Clementz’s employment without Cause or if Mr. Clementz resigns for Good Reason, within one (1) year following a Change of Control (as defined in the Third Clementz Amendment), subject to the Release Requirement, any Time RSUs and PSUs that are outstanding and unvested pursuant to the 2023 Promotion Equity Grant as of the date of termination shall become vested when the General Release (as defined in the Clementz Agreement) is in full force and effect (and no longer subject to revocation).
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
Pursuant to the Shein Employment Agreement, on March 5, 2021, the Company granted Mr. Shein 20,498 Time RSUs and 6,832 Performance RSUs. 25% of the Time RSUs will vest on March 15, 2022, and the remaining Time RSUs will vest quarterly in equal installments thereafter, in each case subject to Mr. Shein’s continued employment through the applicable vesting date. The Performance RSUs vest quarterly over the 2-year period commencing on March 14, 2023, subject to achievement of specified performance targets for the applicable performance year and Mr. Shein’s continued employment through each applicable vesting date.
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
Shein Award Agreement
On December 2, 2021, the Company granted Mr. Shein (i) 9,375 Time RSUs, 25% of which will vest on March 15, 2023, and the remaining of which will vest quarterly in equal installments thereafter, in each case subject to Mr. Shein’s continued employment through the applicable vesting date, and (ii) 31,250 Performance RSUs, which will vest quarterly over the 2-year period commencing on March 14, 2024 subject to achievement of specified performance targets for the applicable performance year and Mr. Shein’s continued employment through each applicable vesting date. The foregoing grant was made in connection with Leadership Development, Compensation and Governance Committee’s determination to increase Mr. Shein’s base salary to $420,000 beginning January 1, 2022.
Shein Amended and Restated Retention Bonus Agreement

On September 7, 2022, Shift Technologies, Inc. (the “Company”) entered into an Amended and Restated Retention Bonus Agreement with Oded Shein, Chief Financial Officer of the Company (the “Amended and Restated Retention Agreement”). Pursuant to the Amended and Restated Retention Agreement (which replaces and supersedes in its entirety that certain retention bonus agreement between Mr. Shein and the Company dated June 22, 2022), Mr. Shein will be eligible to receive a cash award of $1,700,000 to be paid in three (3) installments, subject to continued employment with the Company as a full-time employee in good standing through the applicable payment date and executing a release agreement in favor of the Company, to be paid as follows: (i) the first installment equal to $400,000 to be paid no later than the first payroll date that occurs after the release effective date applicable to such payment, (ii) the second installment equal to $650,000 to be paid no later than the first payroll date that occurs after the release effective date applicable to such payment, and (iii) the third installment equal to $650,000 to be paid no later than the first payroll date that occurs after the release effective date applicable to such payment.

The Amended and Restated Retention Agreement further provides that if (i) Mr. Shein resigns from his position for any reason, (ii) Mr. Shein’s employment with the Company is terminated due to death or disability (as defined under the Company’s long-term disability plan and/or policy applicable to the Employee, as may be modified or implemented from time to time), or (iii) the Company terminates Mr. Shein’s employment for “Cause” (as defined in the then existing employment agreement between Mr. Shein and the Company, if any, and otherwise as defined in the Amended and Restated Retention Agreement), in each case, at any time prior to November 1, 2024, Mr. Shein will no longer be eligible to receive any unpaid installments of the cash award. In addition, if the Company terminates Mr. Shein’s employment without “Cause” prior to November 1, 2023, Mr. Shein will receive any unpaid first and second installments of the cash award, subject to Mr. Shein executing a release agreement in favor of the Company. In addition, if the Company terminates Mr. Shein’s employment without Cause prior to November 1, 2023, Mr. Shein will no longer be eligible to receive any unpaid third installment of the cash award. If the Company terminates Mr. Shein’s employment without Cause after November 1, 2023, but prior to November 1, 2024, then, subject to Mr. Shein executing a release agreement in favor of the Company, Mr. Shein shall receive any unpaid portion of the third installment of the cash award.
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
Foy Amended and Restated Retention Bonus Agreement
On June 22, 2022, Shift Technologies, Inc. (the “Company”) entered into an Amended and Restated Retention Bonus Agreement with Sean Foy, Chief Operating Officer of the Company (the “Amended and Restated Retention Agreement”). Pursuant to the Amended and Restated Retention Agreement (which replaces and supersedes in its entirety that certain retention bonus agreement between Mr. Foy and the Company dated January 7, 2022), Mr. Foy will be eligible to receive a cash award of $2,000,000 to be paid in two installments, subject to continued employment with the Company as a full-time employee in good standing through the applicable payment date and executing a release agreement in favor of the Company, with the first installment equal to $400,000 to be paid no later than the first payroll date that occurs after the release effective date applicable to such payment, and the second installment equal to $1,600,000 to be paid no later than the first payroll date that occurs after the release effective date applicable to such payment. If (i) Mr. Foy resigns from his position for any reason, (ii) Mr. Foy’s employment with the Company is terminated due to death or disability (as defined under the Company’s long-term disability plan and/or policy applicable to the Employee, as may be modified or implemented from time to time), or (iii) the Company terminates Mr. Foy’s employment for “Cause” (as defined in the Amended and Restated Retention Agreement), in each case, at any time prior to November 19, 2023, Mr. Foy will no longer be eligible to receive any unpaid installments of the cash award. In addition, if the Company terminates Mr. Foy’s employment without Cause prior to July 19, 2023, Mr. Foy will no longer be eligible to receive any unpaid installments of the cash award. If the Company terminates Mr. Foy’s employment without Cause after July 19, 2023 but prior to November 19, 2023, then, subject to Mr. Foy executing a release agreement in favor of the Company, Mr. Foy shall receive a prorated payment of any unpaid portion of the second installment of the cash award.
Modifications of Performance Based Awards
On August 23, 2022, The Leadership Development, Compensation and Governance Committee modified all of the outstanding Performance RSUs previously granted to each of Messrs. Shein and Foy to remove the performance hurdles based on the market price of our Class A Common Stock. The modified awards are Time RSUs, which shall vest on the respective measurement dates of each performance hurdle included in the original awards.

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
2022 Annual Bonuses
Each of the named executive officers were eligible to receive an annual incentive bonus up to the following amounts, pursuant to their respective employment agreement or offer letter, as applicable:

Name	Payout Upon Achievement of Target Goals
George Arison	200% Base Salary
Toby Russell	200% Base Salary
Jeff Clementz	150% Base Salary
Oded Shein	100% Base Salary
Sean Foy	100% Base Salary

For fiscal year 2022, the Company’s target goals were based on sliding scale, with 100% attainment at total consolidated Adjusted EBITDA loss: of $(127.5) million and 0% attainment at $(136.0) million. For the purpose of determining bonus amounts, the thresholds were applied excluding the incremental Adjusted EBITDA loss resulting from the bonuses themselves.
In fiscal year 2022, the Company’s Adjusted EBITDA loss excluding the annual bonuses was $(132.9) million Accordingly, the Leadership Development, Compensation and Governance Committee determined to pay 2022 annual bonuses in amounts reflecting the 40% achievement of target goals for fiscal year 2022.
Adjusted EBITDA is non-GAAP financial measure used to supplement our financial statements, which are based on U.S. generally accepted accounting principles (GAAP). For a definition and discussion of this measure, see “Definitions of Non-GAAP Financial Measures” at the end of this Item 11.

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
Outstanding Equity Awards at 2022 Fiscal Year-End
The following table sets forth outstanding equity awards held by the named executive officers as of December 31, 2022:

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George Arison	7/31/2019(2)	33,604	-	-	3.00	7/31/2029	-	-	-	-

Toby Russell	9/13/2017(3)	49	-	-	0.80	9/13/2027	-	-	-	-
	7/31/2019(3)	52,546	-	-	3.00	7/31/2029	-	-	-	-

Jeff Clementz	12/2/2021(4)	-	-	-	-	-	29,316	43,681	-	-

Oded Shein	5/5/2021(5)	-	-	-	-	-	11,529	17,178	-	-
	12/2/2021(6)	-	-	-	-	-	9,375	13,969	-	-
	6/3/2022(7)	-	-	-	-	-	3,500	5,215	-	-
	8/23/2022(8)	-	-	-	-	-	9,957	14,836	-	-

Sean Foy	1/28/2019(9)	2,786	-	-	3.00	1/28/2029	-	-	-	-
	7/31/2019(10)	7,895	1,814	-	3.00	7/31/2029	-	-	-	-
	2/2/2021(11)	-	-	-	-	-	6,659	9,922	-	-
	12/2/2021(12)	-	-	-	-	-	7,031	10,476	-	-
	6/3/2022(13)	-	-	-	-	-	3,500	5,215	-	-
	8/23/2022(14)	-	-	-	-	-	9,784	14,578	-	-
____________
(1) Determined based on the closing price of $1.49 of Class A common stock on the Nasdaq Capital Market on the last business day of fiscal year 2022 (December 31, 2022).
(2) Pursuant to the terms of the Arison Employment Agreement, all outstanding options issued under the Shift 2014 Stock Incentive Plan became fully vested on March 31, 2021.
(3) Pursuant to the terms of the Russell Employment Agreement, all outstanding options issued under the Shift 2014 Stock Incentive Plan became fully vested on March 31, 2021.
(4) The unvested Time RSUs vest on September 30, 2023, subject to continued employment.
(5) Twenty-five percent (25%) of the unvested Time RSUs vested on March 15, 2022, and the remaining Time RSUs vest quarterly through March 15, 2025, subject to continued employment.
(6) Twenty-five percent (25%) of the unvested Time RSUs vest on March 15, 2023, and the remaining Time RSUs vest quarterly through March 15, 2026, subject to continued employment.
(7) The award vests on May 20, 2023, subject to continued employment.

(8) Of the 9,957 unvested Time RSUs, 6,832 vest in eight equal quarterly installments beginning on June 14, 2023 and ending on March 14, 2025, and 3,125 unvested Time RSUs vest in eight equal quarterly installments beginning on June 14, 2024 and ending on March 14, 2026.
(9) The unvested portion of this option vests monthly through August 19, 2022. Pursuant to the terms of the Shift 2014 Stock Incentive Plan, the unvested portion may be exercised prior to the vesting date, with any shares acquired on such “early exercise” of the option being subject to the option’s vesting schedule. The portion of the option reported in the “unexercisable” column of the table represents the portion of the option that was unvested as of December 31, 2022.
(10) The unvested portion of this option vests monthly through December 1, 2023. Pursuant to the terms of the Shift 2014 Stock Incentive Plan, the unvested portion may be exercised prior to the vesting date, with any shares acquired on such “early exercise” of the option being subject to the option’s vesting schedule. The portion of the option reported in the “unexercisable” column of the table represents the portion of the option that was unvested as of December 31, 2022.
(11) Unvested Time RSUs vest quarterly beginning January 12, 2023 and through October 12, 2024, subject to continued employment.
(12) Twenty-five percent (25%) of the unvested Time RSUs vest on November 19, 2022, and the remaining Time RSUs vest quarterly through August 19, 2025, subject to continued employment.
(13) The award vests on May 20, 2023, subject to continued employment.
(14) Of the 9,784 unvested Time RSUs, 6,659 vest in eight equal quarterly installments beginning on January 12, 2023 and ending on October 12, 2024, and 3,125 unvested Time RSUs vest in eight equal quarterly installments beginning on February 18, 2024 and ending on November 18, 2025.
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
Our Directors Compensation Policy was determined in accordance with industry practice and standards. Our non-employee directors are compensated with a combination of cash and equity in the Company, with additional compensation for service on Board committees. The Directors Compensation Policy for fiscal year 2022, which has been in effect since February 10, 2021, includes the following compensation components for services rendered by our non-employee directors:
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

Director Compensation Table - 2022
The following table sets forth the total compensation paid during fiscal year 2022 to the non-employee directors for their service on the Board of Directors. Mr. Clementz, who were employed by the Company during fiscal year 2022, did not receive any additional compensation for his service on the Board of Directors in 2022. Messrs. Arison and Russell were employed by the Company for a part of fiscal year 2022, received prorated compensation from the date their employment with the Company ended.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kellyn Smith Kenny(2)	45,000	97,818	-	-	142,818
Jason Krikorian(3)	81,667	101,062	-	-	182,729
Victoria McInnis(4)	60,000	97,818	-	-	157,818
Emily Melton(5)	47,083	97,818	-	-	144,901
Adam Nash(6)	50,000	97,818	-	-	147,818
Manish Patel(7)	55,000	97,818	-	-	152,818
George Arison(8)	8,391	-	-	-	8,391
Toby Russell(9)	33,333	99,303	-	-	132,636
Kimberly Sheehy(10)	3,710	-	-	-	3,710
Luis Solorzano(11)	2,473	-	-	-	2,473
James Skinner(12)	3,401	-	-	-	3,401
____________
(1) As of December 31, 2022, the following Time RSUs were outstanding:

Name	Number of Time RSUs
Kellyn Smith Kenny	9,316
Jason Krikorian	-
Victoria McInnis	9,316
Emily Melton	-
Adam Nash	9,316
Manish Patel	-
George Arison	-
Toby Russell	9,872
Kimberly Sheehy	-
Luis Solorzano	-
James Skinner	-
(2) Ms. Smith Kenny’s 2022 compensation includes amounts for her service as a member of the Leadership Development, Compensation and Governance Committee.
(3) Mr. Krikorian resigned from the Board on December 9, 2022, forfeiting all outstanding Time RSUs. The amount of cash compensation and number of Time RSUs granted to Mr. Krikorian in 2022 reflects a timing difference in compensation as a result of Mr. Krikorian receiving prorated compensation for service during the previous term.
(4) Ms. McInnis’s 2022 compensation includes amounts for her service as Chairperson of the Audit Committee.
(5) Ms. Melton’s 2022 compensation includes amounts for her service as Lead Director of the Board of Directors and a member of the Leadership Development, Compensation and Governance Committee. Ms. Melton resigned from the Board on August 31, 2022, forfeiting all outstanding Time RSUs.
(6) Mr. Nash’s 2022 compensation includes amounts for his service as a member of the Audit Committee.
(7) Mr. Patel’s 2022 compensation includes amounts for his service as chairperson of the Leadership Development, Compensation and Governance Committee. Mr. Patel resigned from the Board on December 9, 2022, forfeiting all outstanding Time RSUs.
(8) Mr. Arison's cash compensation is prorated for service as a non-employee director beginning on October 14, 2022.
(9)The number of Time RSUs granted to Mr. Russell in 2022 reflects a timing difference in compensation as a result of Mr. Russel receiving prorated compensation for service during the previous term.
(10) Ms. Sheehy joined the Board of Directors on December 9, 2022. Ms. Sheehy's cash compensation was prorated to reflect a partial year of service.

(11) Mr. Solorzano joined the Board of Directors on December 9, 2022. Mr. Solorzano's cash compensation was prorated to reflect a partial year of service.
(12) Mr. Skinner joined the Board of Directors on December 9, 2022. Mr. Skinner's cash compensation was prorated to reflect a partial year of service.
Definitions of Non-GAAP Financial Measures
In this Item 11, we refer to Adjusted EBITDA. This is a non-GAAP financial measure used to supplement our financial statements, which are based on U.S. generally accepted accounting principles (GAAP). We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization, net interest income or expense, impact of change in fair value of financial instruments, warrant milestone impact, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance.
The non-GAAP amounts for Adjusted EBITDA shown in the following table should not be considered as substitutes for net income or other data prepared and reported in accordance with GAAP, but should be viewed in addition to our reported results prepared in accordance with GAAP.

	Year Ended December 31,
Adjusted EBITDA Reconciliation	2022	2021
Net Loss	$(172,042)	$(166,268)
(+) Interest and other expense, net	10,950	8,082
(+) Stock-based compensation	13,029	25,130
(+) Change in fair value of financial instruments	—	(18,893)
(+) Depreciation & amortization	11,662	6,253
(+) Warrant impact adjustment - contra-revenue (1)	637	637
(+) Merger and acquisition transaction costs (2)	19,972	141
(+) Costs related to closed locations excluding severance (3)	11,857	—
(+) Sales tax penalty accrual (recovery)	(2,149)	5,951
(+) At-the-market sales agreement costs	266	—
(+) Provision for income taxes	326	226
(+) Severance, retention, and CEO costs (4)	8,455	1,166
(+) Restructuring costs from inventory, property and equipment, and capitalized internal-use software (5)	17,447	—
(+) Impairment expense	17,319	—
(+) Bargain purchase gain	(76,685)	—
Adjusted EBITDA	$(138,956)	$(137,575)
(1)Includes non-cash charges related to the Lithia warrants and recorded as contra-revenue on the consolidated statements of operations and comprehensive loss.
(2)Includes transaction costs for the Fair acquisition in the second quarter and the CarLotz merger in the third and fourth quarters.
(3)Includes non-cash lease charges related to the closure of the Company’s facilities in Miami and Las Vegas. Includes termination fees and non-cash lease expense related to leases of closing hubs due to the Restructuring Plan. Includes fulfillment, lease, payroll, facilities, and other operating expenses related to the process of closing various hubs due to the Restructuring Plan.
(4)Includes severance amounts related to the Restructuring Plan and the CEO transition.
(5)Includes net losses on inventory liquidated as part of the previously announced Restructuring Plan. Includes losses on property sold or disposed from closing hubs due to the Restructuring Plan. Includes non-cash charges related to the early decommissioning of capitalized internal use software costs due to changes in business strategy arising from the Restructuring Plan

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2022 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	955,835	$27.47	354,649
Equity compensation plans not approved by security holders	52,829	$8.70	53,345
Total	1,008,664	$26.02	407,994
On January 1, 2023, 344,261 additional shares were authorized for issuance under the 2020 Plan’s evergreen refresh mechanism and added to the pool of shares available to be issued to settle future share-based compensation awards.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of March 17, 2023 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of Common Stock, (b) each of our directors and each of our NEOs, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.
Unless otherwise provided, beneficial ownership of common stock of the Company is based on 17,228,479 shares of common stock of the Company issued and outstanding as of March 31, 2023.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

	Class A Common Stock
Name and Address of Beneficial Owners	Number	% of class
Directors and Executive Officers:(1)
Jeff Clementz	27,592	*
George Arison(2)	218,384	1.3%
Toby Russell(3)	188,601	1.1%
Oded Shein(4)	10,692	*
Sean Foy(5)	34,211	*
Victoria McInnis(6)	3,470	*
Kellyn Smith Kenny	1,970	*
Adam Nash(7)	3,696	*
James Skinner	18,175	*
Kimberly Sheehy	17,469	*
Luis Solorzano(8)	454,278	2.6%
All directors and executive officers as a group (eleven individuals)	978,538	5.7%

5% or Greater Beneficial Owners:
TRP Capital Partners, LP (9)	1,563,872	9.1%
Lithia Motors Inc.(10)	1,282,782	7.4%
____________
* Less than 1 percent.
(1) Unless otherwise noted, the business address of each of the following individuals is c/o Shift Technologies, Inc., 290 Division Street, Suite 400, San Francisco, CA 94103.
(2) Includes 5,304 shares allocated to Mr. Arison and held in escrow, pursuant to the terms of the IAC Merger Agreement (“Additional Shares”). Includes 15,191 shares, including their allocation of Additional Shares, held by Mr. Arison’s family members that Mr. Arison exercises voting control over pursuant to a permanent voting proxy, which shares Mr. Arison disclaims beneficial ownership of. Includes 33,604 shares of common stock subject to currently exercisable options and restricted stock unit awards subject to release within 60 days of March 17, 2023.
(3) Includes 5,497 Additional Shares allocated to Mr. Russell and held in escrow, pursuant to the terms of the IAC Merger Agreement. Includes 52,596 shares of common stock subject to currently exercisable options.
(4) Includes 3,625 restricted stock unit awards subject to release within 60 days of March 17, 2023.
(5) Includes 898 Additional Shares allocated to Mr. Foy and held in escrow, pursuant to the terms of the IAC Merger Agreement. Includes 14,160 shares of common stock subject to currently exercisable options and restricted stock unit awards subject to release within 60 days of March 17, 2023. If the stock options are exercised in full as of the date of this table, 48,650 shares would be subject to a right of repurchase in our favor.
(6) Shares are held directly by the Victoria McInnis Grantor Retained Annuity Trust, u/a/d May 26, 2021.
(7) Includes 13 Additional Shares allocated to Mr. Nash and held in escrow, pursuant to the terms of the IAC Merger Agreement. Shares are held directly by the Adam and Carolyn Nash Family Trust. Includes 2,265 shares underlying stock options and restricted stock unit awards subject to release within 60 days of March 17, 2023.
(8) Includes 89,346 shares issuable upon the exercise of warrants that are currently exercisable and held directly by Mr. Solorzano. Includes 269,378 shares held directly by Acamar Partners Sponsor I LLC. As a managing member of Acamar Partners Sponsor I LLC, Mr. Solorzano may be deemed to share beneficial ownership of the shares of common stock owned by such entities. Mr. Solorzano disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.
(9) Per the Schedule 13G filed on December 19, 2022: TRP Capital Partners, LP has the sole voting power with respect to 1,563,872 shares and the sole dispositive power with respect to 1,563,872 shares. The address of TRP Capital Partners, LP is 380 N. Old Woodward Ave., Suite 205, Birmingham, MI.
(10) Per the Schedule 13G filed on February 8, 2023: Lithia Motors, Inc. has the sole voting power with respect to 1,282,782 shares and the sole dispositive power with respect to 1,282,782 shares. The address of Lithia Motors, Inc. is 150 North Bartlett Street, Medford, OR.

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
Related Party Transactions
Sales with Related Party
The Company operated a one-sided marketplace (“OSM”) program whereby the Company acquired cars from various sources in Oxnard, California and sold them directly and solely to Lithia. The Company invoiced Lithia based on the purchase price of the car plus an agreed upon margin. During the year ended December 31, 2022 and 2021, the Company recognized approximately $4.7 million and $16.8 million, respectively, of sales from the OSM agreement with Lithia. The OSM program was terminated in the second quarter of 2022 with the last sale to Lithia taking place in March 2022.
During the period from the execution of the Merger Agreement with CarLotz on August 9, 2022 until the merger closing on December 9, 2022, the Company sold vehicles totaling $3.0 million to CarLotz, included in retail revenue, net on the consolidated statements of operations.
Accounts Receivable from Related Party
As of December 31, 2021, the Company had $2.1 million in outstanding accounts receivable from Lithia, which is comprised $2.0 million in vehicle sales and $77 thousand, respectively, in commissions based on the number of loan contracts booked with US bank. There were no receivables due from Lithia at December 31, 2022.
In September 2018, the Company entered into a warrant agreement (the “Warrant Agreement”) and a commercial agreement for Milestone 1 with Lithia and granted Lithia a warrant to purchase 8,666,154 shares of Legacy Shift common stock at an exercise price of $0.10 per share (the “Warrant Shares”). The Warrant Shares were scheduled to vest and become exercisable in six separate tranches of 1,444,359 shares each. Vesting and exercisability was dependent upon the achievement of the Milestones, as defined below. While the Warrant Agreement establishes general vesting terms for each of the six Milestones, each of the six Milestones contains substantive service or performance requirements, and were non-binding as neither the Company nor Lithia were obligated to perform until the commercial agreement associated with each Milestone was executed. All Warrant Shares became vested prior to the Vesting Termination Date and were exercised prior to the IAC Merger.

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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During year ended December 31, 2022 and 2021 the Company amortized $0.6 million and $0.6 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the consolidated statements of operations. As of December 31, 2022 and 2021, the remaining asset, net of amortization, was $0.6 million and $1.2 million, respectively.
Lease Agreements
On November 1, 2018 and July 10, 2019, pursuant to Milestone 3 and 4, the Company and Lithia, entered into license and services agreements that govern the Company’s access to and utilization of reconditioning, offices and parking spaces at the Concord and Portland facilities of Lithia, respectively. Both agreements expired on October 12, 2021. During the year ended December 31, 2021, total costs related to these agreements were $0.1 million. The lease costs were expensed to selling, general and administrative expenses on the consolidated statements of operations.
Flooring Line of Credit Guarantee
In February 2019, the Company entered into a guarantee agreement with Lithia. The interest rate was 1.50% per annum based on a daily outstanding flooring line of credit and was payable monthly to Lithia. For the year ended December 31, 2021, the Company recorded $78 thousand of interest and $2.1 million of deferred borrowing cost amortization to interest and other expense, net on the consolidated statements of operations. The guarantee expired coterminously with the FLOC on October 11, 2021.
Accounts Payable Due to Related Party
As of December 31, 2022 and 2021 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.2 million and $0.2 million, respectively.
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
Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Victoria McInnis, Kellyn Smith Kenny, Adam Nash, Kimberly Sheehy, Luis Solorzano and James Skinner has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as an independent director under the Nasdaq listing rules. In making these determinations, our Board of Directors considered any current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The table below sets forth the aggregate fees billed by Deloitte in 2022 and 2021.

	2022	2021
Audit Fees(1)	$2,887,000	$1,165,000
Audit-Related Fees(2)	586,000	—
Tax Fees	—	—
All Other Fees(3)	3,790	3,790
Total	$3,476,790	$1,168,790
____________
(1) Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as comfort letters, consents and assistance with and review of our SEC filings.
(2) Represents fees billed for services involving due diligence performed in connection with the Company's acquisitions of Fair Dealer Services, LLC and CarLotz, Inc.
(3) Represents a subscription to the Deloitte Accounting Research Tool.
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
(2) Financial Statement Schedules
Not applicable to Smaller Reporting Companies.
(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of March 14, 2022, by and among Shift Technologies, Inc., Fair Financial Corp., Fair IP, LLC, and, solely for purposes of Article IV, Article IX and Article X thereof, Cayman Project 2 Limited (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 15, 2022).

2.2
Agreement and Plan of Merger dated August 9, 2022 by and between Shift Technologies, Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q/A filed August 11, 2022). †

2.3
Agreement and Plan of Merger, dated as of June 29, 2020, by and among the Company, IAC Merger Sub, Inc. and Shift Platform (f/k/a Shift Technologies, Inc.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 29, 2020).

2.4
First Amendment to Agreement and Plan of Merger, dated as of August 19, 2020, by and among the Company, IAC Merger Sub, Inc. and Shift Platform (f/k/a Shift Technologies, Inc.) (incorporated by reference to Exhibit 2.2 to the Amendment No. 5 to Form S-4 filed on September 23, 2020, which is included as Annex A).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 14, 2020).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 14, 2020).
3.3
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Shift Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 8, 2023).

4.1
Sponsor Letter Agreement, dated as of October 13, 2020, by and among the Company, Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on October 14, 2020).

4.2
Indenture, dated as of May 27, 2021, by and between Shift Technologies, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 2, 2021).

10.1
Form of Executive RSU Agreement under the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2021).*

10.2	Employment Agreement, dated as of March 15, 2021, between the Company and Oded Shein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2021).*
10.3	Amendment No. 1 to the Shift Technologies, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2021).
10.4
RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*

10.5
RSU Award Agreement dated as of April 5, 2021 by and between Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2021).*

10.6
Amendment No. 1 dated as of April 5, 2021 to RSU Award Agreement dated as of February 2, 2021 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2021).*

10.7
Amendment No. 1 dated as of April 5, 2021 to RSU Award Agreement dated as of February 2, 2021 by and between Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021).*

10.8
Registration Rights Agreement, dated as of May 27, 2021, by and among Shift Technologies, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on June 1, 2021)

10.9
Employment Agreement, dated as of September 27, 2021, by and among Shift Technologies, Inc. and Jeff Clementz (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K filed on September 30, 2021) *

10.10
Transition and Separation Agreement, dated as of November 4, 2021, by and among Shift Technologies, Inc. and Toby Russell (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 12, 2021)*

10.11
Inventory Financing and Security Agreement, dated as of December 9, 2021, by and among Shift Technologies, Inc., Shift Operations LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on March 16, 2022) †

10.12
Severance Plan, dated as of January 6, 2022, by and among Shift Technologies, Inc. and Key Management Employees (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 16, 2022)

10.13
Retention Bonus Agreement, dated as of January 10, 2022, by and among Shift Technologies, Inc. and Sean Foy (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 16, 2022)*

10.14
First Amendment to the Employment Agreement, dated as of January 27, 2022, by and among Shift Platform, Inc. and Oded Shein (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on March 16, 2022)*

10.15
First Amendment to the Employment Agreement, dated as of February 24, 2022, by and among Shift Technologies, Inc., Shift Platform, Inc. and George Arison (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on March 16, 2022)*

10.16
First Amendment to the Employment Agreement, dated as of February 24, 2022, by and among Shift Platform, Inc. and Jeff Clementz (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 16, 2022)*

10.17
Amended and Restated Retention Bonus Agreement, dated September 7, 2022 by and between Shift Technologies, Inc. and Oded Shein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2022).*

10.18
Transition and Separation Agreement, dated October 17, 2022 by and between Shift Technologies, Inc. and George Arison (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2022).*

10.19
Commitment Letter, dated March 14, 2022, by and between Shift Technologies, Inc. and SoftBank Group Corp (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 15, 2022).

10.20
Controlled Equity OfferingSM Sales Agreement, dated as of May 6, 2022, by and among Shift Technologies, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed on May 6, 2022).

10.21
Letter Agreement, dated May 11, 2022, by and between Shift Technologies, Inc. and Cayman Project 2 Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2022).

10.22
Note Purchase Agreement, dated May 11, 2022, by and between Shift Technologies, Inc., the subsidiaries of Shift Technologies, Inc. as guarantors thereto, and SB LL Holdco, Inc., as purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2022). †

10.23	Second Amendment to the Employment Agreement by and between Shift Platform, Inc. and Jeffrey Clementz (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2022).*
10.24
Third Amendment to the Employment Agreement by and between Shift Technologies, Inc. and Jeffrey Clementz (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A filed August 11, 2022).*

10.25
Amended and Restated Retention Bonus Agreement, dated as of June 22, 2022, by and between Shift Technologies, Inc. and Sean Foy (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 24, 2022).*

10.26	Shift Technologies, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 30, 2022).
10.27	Form of Time-Based RSU Inducement Award Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on June 30, 2022)
10.28
Form of Voting and Support Agreement by and among Shift Technologies, Inc., CarLotz, Inc., and certain shareholders of Shift Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q/A filed August 11, 2022). †

10.29
Form of Voting and Support Agreement by and among Shift Technologies, Inc., CarLotz, Inc., and certain shareholders of CarLotz, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q/A filed August 11, 2022). †

10.30
Letter Agreement dated August 9, 2022 by and between Shift Technologies, Inc. and Acamar Partners Sponsor I LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q/A filed August 11, 2022).

10.31
Letter Agreement dated August 9, 2022 by and between Shift Technologies, Inc. and TRP Capital Partners, LP (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q/A filed August 11, 2022).

10.32
Amended and Restated Sponsor Letter Agreement, dated August 9,2022, by and among Shift Technologies, Inc., CarLotz Inc. and Acamar Partners Sponsor I LLC(incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q/A filed August 11, 2022).

10.33
Amendment to Inventory Financing and Security Agreement, dated as of February 7, 2023, by and among Shift Technologies, Inc., CarLotz, Inc., a Delaware corporation, CarLotz Group, Inc., CarLotz, Inc., an Illinois corporation, CarLotz California, LLC, Shift Operations LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2023)

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP, independent public accounting firm of Shift (filed herewith).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
March 31, 2023
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Jeff Clementz	Chief Executive Officer	March 31, 2023
Jeff Clementz
/s/ Oded Shein	Chief Financial Officer	March 31, 2023
Oded Shein	(Principal Financial Officer and Principal Accounting Officer)
/s/ George Arison	Director	March 31, 2023
George Arison
/s/ Victoria McInnis	Director	March 31, 2023
Victoria McInnis
/s/ Kellyn Smith Kenny	Director	March 31, 2023
Kellyn Smith Kenny
/s/ Toby Russell	Director	March 31, 2023
Toby Russell
/s/ Adam Nash	Director	March 31, 2023
Adam Nash
/s/ Luis Ignacio Solorzano Aizpuru	Director	March 31, 2023
Luis Ignacio Solorzano Aizpuru
/s/ Kimberly H. Sheehy	Director	March 31, 2023
Kimberly H. Sheehy
/s/ James E. Skinner	Director	March 31, 2023
James E. Skinner