Form 10-Q
period 2023-03-31
SHIFT TECHNOLOGIES, INC.
filed 2023-05-17
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 16, 2023, the registrant had 16,956,933 shares of Class A common stock outstanding.

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
•our reliance on third-party carriers for transportation;
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
•risks that impact the quality of our customers' experience, our reputation, or our brand;
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
•impairment charges;
•our level of indebtedness, changes in interest rates, and our reliance on our Flooring Line of Credit with Ally Bank;
•volatility in the price of our common stock;
•issuances of our Class A common stock and future sales of our Class A common stock;
•anti-takeover provisions under Delaware law;
•risks related to our financial guidance and coverage by securities analysts;
•our ability to establish and maintain effective internal control over financial reporting;
•the effect of the announcement of the Restructuring Plan on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business;

•our ability to successfully realize the anticipated benefits of the Restructuring Plan;

•our ability to successfully integrate Fair Dealer Services, LLC’s operations, technologies and employees;

•our ability to realize anticipated benefits and synergies of the Fair acquisition, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings;

•our ability to realize anticipated benefits and synergies of the CarLotz Merger, including the expectation of enhancements to our products and services, greater revenue or growth opportunities, operating efficiencies and cost savings;

•our ability to ensure continued performance and market growth of the combined company’s business; and

•other economic, business and/or competitive factors, risks and uncertainties, including those described in Part II, Item 1A. "Risk Factors.”

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

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$58,784	$96,159
Restricted cash, current	7,907	10,632
Marketable securities at fair value	—	1,264
Accounts receivable, net of allowance for doubtful accounts of $603 and $93	4,393	4,558
Inventory	34,019	40,925
Prepaid expenses and other current assets	6,257	7,657
Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale or classified as discontinued operations	12,749	17,226
Total current assets	124,109	178,421
Restricted cash, non-current	1,030	1,055
Marketable securities at fair value, non-current	—	707
Property and equipment, net	2,012	6,797
Operating lease assets	28,366	44,568
Finance lease assets, net	112	152
Capitalized website and internal use software costs, net	9,633	10,657
Goodwill	2,070	2,070
Deferred borrowing costs	193	268
Other non-current assets	1,971	3,323
Total assets	$169,496	$248,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,280	$12,085
Accrued expenses and other current liabilities	23,136	33,872
Operating lease liabilities, current	5,490	8,865
Finance lease liabilities, current	50	271
Flooring line of credit	22,165	24,831
Operating and finance lease liabilities and other liabilities associated with assets held for sale or classified as discontinued operations	18,159	15,432
Total current liabilities	83,280	95,356
Long-term debt, net	163,879	163,363
Operating lease liabilities, non-current	27,245	44,985
Finance lease liabilities, non-current	1,496	3,989
Other non-current liabilities	65	111
Total liabilities	275,965	307,804

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 17,227,910 and 17,212,130 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	554,379	552,968
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(660,850)	(612,753)
Total stockholders’ deficit	(106,469)	(59,786)
Total liabilities and stockholders’ deficit	$169,496	$248,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Retail revenue, net	$48,907	$183,081
Other revenue, net	1,652	8,712
Wholesale vehicle revenue	3,549	27,787
Total revenue	54,108	219,580
Cost of sales	50,944	208,792
Gross profit	3,164	10,788
Operating expenses:
Selling, general and administrative expenses	42,591	63,537
Depreciation and amortization	4,399	1,680
Loss on impairment	931	—
Total operating expenses	47,921	65,217
Loss from operations	(44,757)	(54,429)
Interest and other expense, net	(2,791)	(2,578)
Loss before income taxes	(47,548)	(57,007)
Provision for income taxes	55	41
Net loss from continuing operations	(47,603)	(57,048)
Loss from discontinued operations	494	—
Net loss and comprehensive loss	$(48,097)	$(57,048)
Net loss and comprehensive loss per share, basic and diluted	$(2.84)	$(6.97)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	16,920,600	8,182,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	17,212,130	$2	$552,968	$(612,753)	$(3)	$(59,786)
Vesting of early exercised options	—	—	14	—	—	14
Stock-based compensation	—	—	1,416	—	—	1,416
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	15,780	—	(19)	—	—	(19)
Other comprehensive income, net of tax	—	—	—	—	3	3
Net loss and comprehensive loss	—	—	—	(48,097)	—	(48,097)
Balance at March 31, 2023	17,227,910	$2	$554,379	$(660,850)	$—	$(106,469)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	8,136,931	$1	$515,982	$(440,711)	$—	$75,272
Issuance of common stock upon exercise of vested options	1,231	—	3	—	—	3
Repurchase of shares related to early exercised options	(278)	—	—	—	—	—
Vesting of early exercised options	—	—	35	—	—	35
Stock-based compensation	—	—	4,517	—	—	4,517
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	130,029	—	(2,162)	—	—	(2,162)
Net loss and comprehensive loss	—	—	—	(57,048)	—	(57,048)
Balance at March 31, 2022	8,267,913	$1	$518,375	$(497,759)	$—	$20,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,097)	$(57,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,447	2,019
Stock-based compensation expense	1,233	4,192
Amortization of operating lease right-of-use assets	3,388	2,162
Contra-revenue associated with milestones	601	159
Amortization of debt discounts	591	365
Loss on impairment	931	—
Loss on disposal of long-lived assets	3,460	—
Changes in operating assets and liabilities:
Accounts receivable	845	130
Inventory	6,379	(37,762)
Prepaid expenses and other current assets	1,437	(2,179)
Other non-current assets	101	(27)
Accounts payable	1,934	(543)
Accrued expenses and other current liabilities	(9,780)	(6,243)
Operating lease liabilities	(3,746)	(1,925)
Other non-current liabilities	(38)	(1,670)
Net cash, cash equivalents, and restricted cash used in operating activities	(36,314)	(98,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(390)	(1,444)
Proceeds from sale of property and equipment	9	—
Proceeds from sales of marketable securities	806	—
Proceeds from commutation of reinsurance contracts	187	—
Proceeds from sale of discontinued operations	434	—
Capitalized website internal-use software costs	(1,991)	(2,328)
Net cash, cash equivalents, and restricted cash used in investing activities	(945)	(3,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	33,229	126,903
Repayment of flooring line of credit facility	(35,895)	(110,150)
Principal payments on finance leases	(180)	—
Proceeds from stock option exercises, including from early exercised options	—	3
Payment of tax withheld for common stock issued under stock-based compensation plans	(19)	(2,162)
Repurchase of shares related to early exercised options	(1)	(10)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(2,866)	14,584
Net decrease in cash, cash equivalents and restricted cash	(40,125)	(87,558)
Cash, cash equivalents and restricted cash, beginning of period	107,846	194,341
Cash, cash equivalents and restricted cash, end of period	$67,721	$106,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,114	$496

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$—	$534
Vesting of exercised options	14	35
Stock-based compensation capitalized to internal-use software	183	325
Imputation of debt discounts reducing consideration transferred in business acquisitions	2,103	—
Establishment of lease right of use assets and lease liabilities
Operating lease right of use assets	$—	$27,855
Operating lease liabilities	—	28,631
Other assets	—	1,716
Other liabilities	—	2,492
Termination of lease right of use assets and lease liabilities
Operating lease right of use assets	$11,884	$—
Operating lease liabilities	11,744	—
Finance lease right of use assets	4,660	—
Finance lease liabilities	4,746	—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The interim condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, the interim condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, condensed consolidated statements of stockholders' equity for the three months ended March 31, 2023 and 2022, and condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K, and in management’s opinion, reflect all adjustments, which are normal and recurring in nature, necessary for the fair financial statement presentation of the Company’s condensed consolidated balance sheet as of March 31, 2023, and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 31, 2023.
At the Company’s Special Meeting of Stockholders held on December 7, 2022, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s Class A common stock, at a ratio within the range of 1-for-5 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on March 7, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective March 8, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the valuation of vehicle inventory, capitalized website and internal-use software development costs, fair value of Class A common stock, financial instruments, convertible debt, stock-based compensation and income taxes.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Accounts Receivable
Accounts receivable are primarily due from auction facilities and partner financial institutions that provide financing to our customers.
The Company maintains an allowance for doubtful accounts that is calculated under the current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost, and requires the Company to reflect expected credit losses over the remaining contractual term of the asset. As the large majority of the Company’s receivables settle within 30 days, the forecast period under the CECL model is a relatively short horizon. The Company uses an aging method to estimate allowances for doubtful accounts under the CECL model as the Company has determined that the aging method adequately reflects expected credit losses, as corroborated by historical loss rates.
Marketable Securities
The Company acquired equity and debt security investments as a result of the CarLotz Merger on December 9, 2022. Equity and debt securities are classified as Level 1 and Level 2 in the fair value hierarchy, respectively. Substantially all of the debt and equity securities were sold between December 31, 2022 and March 31, 2023 and $3 thousand was reclassified from accumulated other comprehensive loss for net losses on marketable securities.
Discontinued Operations
We review the presentation of planned business dispositions in the condensed consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.
Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company had less than $0.1 million in assets and liabilities, respectively, measured at fair value.
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
ii.If at any time during the 30 months following the closing, the closing share price of the Company’s Class A common stock is greater than $150.00 over any 20 trading days within any 30 trading day period, 50% of the Escrow Shares will be released.
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
The Escrow Shares are legally outstanding and the beneficiaries retain all voting, dividend and distribution rights applicable to the Company’s Class A common stock while the shares are in escrow. If the conditions for the release of the Escrow Shares are not met, the shares and any dividends or distributions arising therefrom shall be returned to the Company. The Escrow Shares are not considered outstanding for accounting purposes, and as such are excluded from the calculation of basic net loss per share (see Note 17 - Net Loss Per Share).
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
On April 13, 2023 the second tranche of 300,010 Escrow Shares failed to satisfy the applicable stock performance hurdle. As a result, the shares were returned to the Company for cancellation.
Liquidity and Management's Plan
For the three months ended March 31, 2023 and 2022, the Company generated negative cash flows from operations of approximately $36.3 million and $98.4 million, respectively, and generated net losses of approximately $48.1 million and $57.0 million, respectively. As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $58.8 million and total working capital of $40.8 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via the IAC Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 9 - Borrowings). The Company's current floorplan facility expires on December 9, 2023. The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital to provide the liquidity necessary to satisfy its obligations over the next twelve months, and to secure a new or amended floorplan financing arrangement to provide continuity when the current floorplan expires. The Company may also pursue other strategic alternatives. The Company's ability to raise capital may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company continues to focus its strategy on improving unit economics and reducing selling, general, and administrative expenses and seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 15 - Impairment, Restructuring and Discontinued Operations for additional information.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Management determined as a result of this evaluation, the Company’s losses and negative cash flows from operations since inception, combined with its current cash, working capital position, and expiration of the current floorplan financing arrangement on December 9, 2023, raise substantial doubt about the Company’s ability to continue as a going concern.
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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Update ("ASU") 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company adopted ASU 2016-13 under the private company transition guidance beginning January 1, 2023. The adoption did not materially impact the Company's condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
3. BUSINESS COMBINATIONS
Fair Dealer Services, LLC
On May 11, 2022, the Company completed the acquisition of certain automotive dealer marketplace assets and all of the issued and outstanding limited liability company interests of Fair Dealer Services, LLC (“Fair”), (collectively, the “Marketplace Assets”), from Fair Financial Corp., Fair IP, LLC (“Fair IP”), and (for limited purposes) Cayman Project 2 Limited (“SB LL Holdco”), pursuant to the terms of the Amended and Restated Purchase Agreement dated May 11, 2022. The Company purchased the Marketplace Assets in order to acquire software and other assets to enable the listing of inventory owned by third-party dealerships for sale on the Company’s ecommerce platform. The Company determined that the Marketplace Assets meet the definition of a business, and the purchase is properly accounted for as a business combination.
The Company incurred a total of $3.3 million of transaction related costs for the year ended December 31, 2022. There were no transaction costs incurred during the three months ended March 31, 2023 or 2022.
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
The Company financed the acquisition of the Marketplace Assets through the issuance of the Senior Unsecured Notes to SB LL Holdco (see Note 9 - Borrowings). The stated interest rate on the Senior Unsecured Notes was determined to be below the market rate of interest, effectively providing a discount on the purchase price of the Marketplace Assets. Therefore, the Company recognized an imputed discount of $2.1 million on the Senior Unsecured Notes based on an estimated market rate of interest of 10.5%, and a corresponding reduction to the consideration transferred for the purchase of the Marketplace Assets.
The following table presents an estimate of consideration transferred:

(In thousands)
Cash consideration	$15,000
Fair value of shares of Shift Class A common stock issued	2,481
Allocation of proceeds from Senior Unsecured Notes	(2,103)
Acquisition Consideration	$15,378
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

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Identifiable Intangible Assets
The Company acquired intangible assets that consisted primarily of developed software, which had an estimated fair value of $12.5 million, and which is included in capitalized website and internal use software costs, net on the condensed consolidated balance sheets. The Company also acquired other intangible assets with a total estimated fair value of $0.2 million. The Cost to Recreate Method was used to value the acquired developed software asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return. The other intangible assets are included in other non-current assets on the condensed consolidated balance sheets. The Company began amortizing the intangible assets on a straight-line basis over their estimated useful lives of three years for the capitalized internal use software and trade name, and one year for the dealer network. During the fourth quarter of 2022, the Company fully impaired these assets.
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

Three Months Ended March 31, 2022
Revenue	$219,580
Loss from operations	(59,240)
Net loss	$(62,196)
Net loss per share, basic and diluted	$(7.69)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,089,211

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
During the three months ended March 31, 2023, the Company incurred an additional $0.1 million of transaction related costs for a total of $16.3 million since the date of acquisition, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
The following table presents an estimate of Merger Consideration transferred to effect the CarLotz Merger at Closing:

(In thousands)
Fair value of shares of Shift Class A common stock issued to CarLotz stockholders	$22,411
Replacement of CarLotz equity awards	562
Merger Consideration	$22,973
The fair value of shares of Shift Class A common stock issued as Merger Consideration was based on approximately 8.6 million shares of Shift Class A common stock, including 0.1 million shares issued pursuant to accelerated vesting of certain CarLotz RSU Awards in connection with the CarLotz Merger, and the closing price of Shift Class A common stock of $2.62 per share on December 9, 2022.
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
Notes to Condensed Consolidated Financial Statements

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
Identifiable Intangible Assets
The fair value of the trademarks and developed technology intangible assets has been determined using the relief-from-royalty method, which involves the estimation of an amount of hypothetical royalty savings enjoyed by the entity that owns the intangible asset because that entity is relieved from having to license that intangible asset from another owner. In using this method, third-party arm’s-length royalty or license agreements were analyzed. The licensing transactions were selected as reflecting similar risks and characteristics that make them comparable to the subject assets. The net revenue expected to be generated by the intangible asset during its expected remaining life was then multiplied by the selected royalty rate. The selected estimated royalty rates for the trademarks and developed technology were 0.3% and 1.5%, respectively. The estimated after-tax royalty streams were then discounted to present value using a discount rate of 19.4%, to estimate the fair value of the subject intangible assets.
The trademarks are included in other non-current assets on the condensed consolidated balance sheets. The developed technology is included in capitalized website and internal use software costs, net on the condensed consolidated balance sheets. The Company fully amortized the intangible assets on a straight-line basis over their estimated useful lives of three months, as the Company is decommissioning the acquired intangible assets in favor of equivalent legacy Shift assets.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Bargain Purchase
Any excess of fair value of acquired net assets over the purchase price (negative goodwill) has been recognized as a gain in the period the acquisition was completed. We have reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as a gain in the consolidated statement of operations. Factors believed to contribute to the bargain purchase include i) the management turnover, restructuring, and other indicators of distress experienced by CarLotz prior to the CarLotz Merger, ii) successful cash conservation efforts by CarLotz during the period from the execution of the CarLotz Merger Agreement to the closing of the merger, and iii) a significant decline in the market price of the Company's Class A common stock during the period from the execution of the Merger Agreement to the closing of the merger, which reduced the fair market value of the stock paid as consideration for the merger.
Pro forma information (unaudited)
The unaudited pro forma results presented below include the effects of the CarLotz Merger as if it had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. For the three months ended March 31, 2023, the pro forma adjustments include a reduction in stock-based compensation costs to reflect expected amortization of assumed equity awards and a reduction in amortization expense to reflect the revaluation of certain technology assets. For the three months ended March 31, 2022, the pro forma adjustments include a reduction in stock-based compensation expense to reflect expected amortization of assumed equity awards, non-recurring transaction costs, and a gain on bargain purchase.
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

Three Months Ended March 31, 2022
Revenue	$282,594
Loss from operations	(81,919)
Net loss	$(80,305)
Net loss per share, basic and diluted	$(4.88)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	16,472,676

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Equipment	$3,841	$4,545
Furniture and fixtures	332	1,278
Leasehold improvements	929	4,334
Total property and equipment	5,102	10,157
Less: accumulated depreciation	(3,090)	(3,360)
Property and equipment, net	$2,012	$6,797
Depreciation expense related to property and equipment was $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense related to reconditioning facilities for the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively. Depreciation expense related to reconditioning facilities is included in cost of sales with the remainder included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
We classified $2.4 million and $0.2 million of gross property and equipment and accumulated depreciation, respectively, as held-for-sale at March 31, 2023. In addition, the Company recognized an impairment charge that was partly allocated to property and equipment. See Note 15 - Impairment, Restructuring and Discontinued Operations for additional information.
5. LEASES
The Company is a tenant under various operating and finance leases with third parties, including leases of office facilities, vehicle inspection, reconditioning locations, storage locations, and vehicle leases. The Company assesses whether each lease is an operating or finance lease at the lease commencement date.
The Company’s real estate leases often require it to make payments for maintenance in addition to rent as well as payments for real estate taxes, and insurance. Maintenance, real estate taxes, and insurance payments are generally variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are generally not included in the consideration of the contract when determining the right-of-use asset and lease liability, but are reflected as variable lease expenses in the period incurred.
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
The Company recognized a loss on impairment of operating lease right of use assets of $0.9 million for the three months ended March 31, 2023. There was no loss on impairment of operating lease right of use assets for the three months ended March 31, 2022.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The balance sheet classification of leases is as follows (in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets
Operating leases	Operating lease assets	$28,366	$44,568
	Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale or classified as discontinued operations	9,706	9,572
Finance leases	Finance lease assets, net	112	152
	Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale or classified as discontinued operations	180	4,155
Total lease assets		$38,364	$58,447

Liabilities
Operating leases	Operating lease liabilities, current	$5,490	$8,865
	Operating and finance lease liabilities and other liabilities associated with assets held for sale or classified as discontinued operations	14,918	10,138
	Operating lease liabilities, non-current	27,245	44,985
Total operating lease liabilities		$47,653	$63,988

Finance leases	Finance lease liabilities, current	$50	$271
	Operating and finance lease liabilities and other liabilities associated with assets held for sale or classified as discontinued operations	2,824	5,036
	Finance lease liabilities, non-current	1,496	3,989
Total finance lease liabilities		$4,370	$9,296

Total lease liabilities		$52,023	$73,284

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The Company’s lease costs and activity were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$9,241	$2,162
Finance lease amortization	86	—
Finance lease interest	109	—
Short-term lease cost	168	832
Variable lease cost	455	185
Sublease income	(241)	—
Total lease cost	$9,818	$3,179

Cash paid for amounts included in the measurement of operating lease liabilities
Operating leases - Operating cash flows	$3,746	$1,925
Finance leases - Operating cash flows	$731	$—
Finance leases - Financing cash flows	$180	$—
Lease assets derecognized with the sale of lease liabilities
Operating leases	$11,884	$—
Finance leases	$4,660	$—

Weighted average remaining lease term - operating leases (in years)	5.65	5.14
Weighted average discount rate - operating leases	8.53%	7.30%
Weighted average remaining lease term - finance leases (in years)	6.03	—
Weighted average discount rate - finance leases	11.10%	—%
Leases have remaining terms of 1 year to 13 years. There are no options that are reasonably certain to be exercised. Sublease income is derived from two subleases as of March 31, 2023
Operating and finance lease liabilities by maturity date from March 31, 2023 were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2023	$9,198	$592
2024	10,860	693
2025	9,456	708
2026	9,339	724
2027	9,353	680
Thereafter	13,935	4,091
Total minimum lease payments	$62,141	$7,488
Less: Imputed interest	14,488	3,118
Total lease liabilities	$47,653	$4,370

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
As of December 31, 2022, the Company guaranteed the lease obligation of two of its closed locations assigned to a third-party that operates a used vehicle dealership. The Company continues as guarantor of such lease obligations with maximum total payments of $4,669 and will continue as the guarantor of one of the leases through March 2031 and the other lease through September 2031. The Company would be required to perform under the guarantee if the third-party is in default. As of March 31, 2023, the Company does not anticipate any material defaults under the forgoing leases, and therefore, no liability has been accrued.
6. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	14,280	12,294
Less: accumulated amortization	(5,032)	(2,022)
Capitalized website and internal-use software development costs, net	$9,633	$10,657
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $3.2 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the remaining weighted-average amortization period for internal-use capitalized software intangible assets was approximately 1.24 years.
The expected annual amortization expense to be recognized in future years as of March 31, 2023 consists of the following (in thousands):

As of March 31, 2023
2023	$1,871
2024	2,488
2025	1,382
2026	58
Development in progress	3,449
Total amortizable costs	9,248
Nonamortizable costs	385
Total capitalized website and internal-use software development costs	$9,633
The Company recognized an impairment charge that was partly allocated to internal-use capitalized software at December 31, 2022. See Note 15 - Impairment, Restructuring and Discontinued Operations for additional information.
7. GOODWILL
On May 11, 2022 the Company acquired the Marketplace Assets for consideration totaling $15.4 million (see Note 3 - Business Combinations). The purchase price was allocated to tangible assets of $0.2 million and intangible assets of $12.7 million based on their fair values on the acquisition date. Goodwill represents the excess purchase price over the fair value of the net assets acquired. The excess of the purchase price over the amounts allocated to assets acquired was recorded to Goodwill, in the amount of $2.5 million, which was included in the retail segment.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2023, there were no impairments or other changes in the carrying amount of goodwill. During the fourth fiscal quarter of 2022, management determined that indicators of impairment existed and performed a goodwill impairment test resulting in an impairment charge of $0.5 million. Management engaged third party valuation consultants to determine the fair value of the Retail segment (which also meets the definition of a reporting unit for goodwill impairment purposes). The fair value was determined using a market approach based on comparison to peer company valuation multiples.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued payroll related costs	$10,196	$14,048
Provision for DMV refunds	1,089	1,080
Accrued sales taxes	212	3,957
Class A common stock subject to repurchase liability, current	34	44
Interest payable	2,742	960
Provision for sales returns and cancellations	3,146	4,304
Other accrued expenses	5,717	9,479
Total accrued expenses and other current liabilities	$23,136	$33,872
As of March 31, 2023 and December 31, 2022, we classified $0.3 million and $0.1 million of accrued expenses associated with a long-lived asset disposal group as held-for-sale. See Note 15 - Impairment, Restructuring and Discontinued Operations for further information.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
9. BORROWINGS
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
As of March 31, 2023, discounts and deferred borrowing costs related to the Senior Unsecured Notes totaled $1.9 million and $0.2 million, respectively, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company had $0.3 million of contractual interest expense and $0.2 million of discount and deferred borrowing cost amortization, with both recorded to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss.
The estimated fair value of the Senior Unsecured Notes (Level 2) as of March 31, 2023 was $17.1 million.
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
Unamortized deferred borrowing costs at March 31, 2023 were $4.2 million, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company recorded $1.8 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization, respectively. For the three months ended March 31, 2022, the Company recorded $2.1 million of contractual interest expense and $0.3 million, respectively, of deferred borrowing cost amortization. Contractual interest expense and deferred borrowing cost amortization was recorded to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73%.
The estimated fair value of the Notes (Level 2) at March 31, 2023 was $15.3 million.
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the Capped Call Transactions (see Note 11 - Stockholders' Deficit), and is using the remaining proceeds for working capital and general corporate purposes.

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
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the company to maintain at least 10% equity in the Company’s total inventory balance. As of March 31, 2023, the Company was in compliance with all covenants related to the Ally FLOC.
Additionally, the Company is required to pay an availability fee each calendar quarter if the average outstanding balance for such quarter is less than 50% of the average total credit line for such quarter. The Company was required to pay an upfront commitment fee upon execution of the Ally FLOC.
Effective as of February 7, 2023 (the “Effective Date”), the Company amended the Ally FLOC to (i) join the CarLotz Borrowers as borrowers under the Ally FLOC and terminate the inventory financing arrangement between the CarLotz Borrowers and the Ally Parties that was entered into prior to the Company’s acquisition of CarLotz, (ii) reduce the maximum available credit line under the Ally FLOC from $100 million to $75 million and (iii) require the Borrowers to make monthly principal reduction payments for each vehicle subject to the floor plan for more than 150 days rather than 180 days. In addition, effective February 1, 2023, the First Amendment increases the per annum interest rate applicable to Advances (as defined in the Ally Facility) to be equal to the prime rate designated from time to time by Ally Bank plus 175 basis points (from 150 basis points).
As of March 31, 2023, the interest rate on borrowings outstanding under the Ally FLOC was 9.50%. As of March 31, 2023, the Company had an outstanding balance under the facility of $22.2 million and $52.8 million of unused capacity. As of December 31, 2022, the Company had an outstanding balance under the facility of $24.8 million and $75.2 million in unused capacity.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matters discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the IAC Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit and formally filed its appeal with the Second Circuit on January 20, 2023. Shift filed its responsive pleading on April 20, 2023. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of March 31, 2023. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
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
Notes to Condensed Consolidated Financial Statements
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
11. STOCKHOLDERS' DEFICIT
Nasdaq Deficiency Letter and Reverse Stock Split
On October 4, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Capital Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). Under Nasdaq Listing Rule 5810(c)(3)(A) (the "Compliance Period Rule"), we have a 180-calendar day grace period, or until April 3, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. During this period, our Class A common stock will continue to trade on the Nasdaq Capital Market. If at any time before the Compliance Date the bid price of Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend this 10 business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).
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
Capped Call Transactions
On May 27, 2021, in connection with the issuance of the Notes (see Note 9 - Borrowings), the Company consummated privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers, their respective affiliates and other counterparties (the "Capped Call Counterparties"). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of the Company’s Class A common shares underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The Capped Call Transactions are settled from time to time upon the conversion of the Notes, with a final expiration date of May 15, 2026. The Capped Call Transactions are settled in the same proportion of cash and stock as the converted Notes. The proportion of cash and stock used to settle the Notes is at the discretion of the Company.
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
The settlement amount of the Capped Call Transactions at March 31, 2023 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $84.30 at any time over the 40 consecutive trading days immediately prior to settlement.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
As of March 31, 2023, the Company had not sold any shares pursuant to the Sales Agreement. The Company's ability to raise capital under the ATM is currently constrained by restrictions on the Company's use of shelf registration statements.
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
The liabilities associated with the warrants and earnout shares were immaterial as of March 31, 2023. There was not a material change in the fair value of the liabilities between the Merger Date and March 31, 2023.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. During the three months ended March 31, 2023 and 2022, the Company did not have sales to customers outside the United States. As of March 31, 2023 and December 31, 2022, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from external customers
Retail	$50,559	$191,793
Wholesale	3,549	27,787
Consolidated	$54,108	$219,580
Segment gross profit (loss)
Retail	$3,929	$10,926
Wholesale	(765)	(138)
Consolidated	$3,164	$10,788
The reconciliation between reportable segment gross profit to loss before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Segment gross profit	$3,164	$10,788
Selling, general and administrative expenses	(42,591)	(63,537)
Depreciation and amortization	(4,399)	(1,680)
Loss on impairment	(931)	—
Interest and other expense, net	(2,791)	(2,578)
Loss before income taxes	$(47,548)	$(57,007)

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
13. STOCK-BASED COMPENSATION PLANS
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
Activity related to employee and non-employee stock options for all plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2022	519,323	$26.02	4.95	$1
Granted	—	—
Exercised	—	—
Forfeited	(4,927)	31.99
Cancelled (expired)	(117,025)	70.05
As of March 31, 2023	397,371	$12.98	5.95	$—
Exercisable as of March 31, 2023	393,867	$12.84	5.94	$—

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Activity related to employee and non-employee RSU awards is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2022	486,054	$29.30	1.01	$724
Granted	123,688	2.16
Vested	(35,796)	37.70
Forfeited	(89,298)	20.69
Unvested as of March 31, 2023	484,648	$23.27	0.81	$543
Vested and unreleased	22,673
Outstanding as of March 31, 2023	507,321
Stock-Based Compensation Expense
For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $1.2 million and $4.2 million, respectively. In addition, the Company capitalized stock-based compensation costs for the three months ended March 31, 2023 and 2022 of $0.2 million and $0.3 million, respectively, to capitalized website and internal use software costs, net.
As of March 31, 2023, there was $9.0 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.21 years.
14. RELATED PARTY TRANSACTIONS
Sales to Related Parties
The Company operated a one-sided marketplace (“OSM”) program whereby the Company acquired cars from various sources in Oxnard, California and sold them directly and solely to Lithia. The Company invoiced Lithia based on the purchase price of the car plus an agreed upon margin. During the three months ended March 31, 2023 and 2022, the Company recognized zero and $4.7 million, respectively, of sales from the OSM agreement with Lithia. The OSM program was terminated in the second quarter of 2022 with the last sale to Lithia taking place in March 2022.
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

In connection with the negotiations related to Milestone 5, Lithia facilitated an agreement with Automotive Warranty Services (“AWS”) to sell and market AWS’s service plans, whereby the Company receives commission rates from AWS of comparable terms to those received by Lithia. In substance the Company paid Lithia, in the form of Warrant Shares, to make an upfront payment to Company’s customers on behalf of the Company as the Company achieved favorable pricing from AWS. The benefits of this agreement were guaranteed by Lithia for an initial term of five years commencing on the signing date of the agreement. Such arrangement was the first of a number of agreements to be entered into under the terms of Milestone 5 (see further discussion below). The estimated fair value of the in substance upfront payment to AWS was $2.8 million with an offsetting entry recorded to additional paid-in capital, representing a capital transaction with a related party.
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the three months ended March 31, 2023 and 2022 the Company amortized $0.1 million and $0.2 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, the remaining asset, net of amortization, was zero and $0.6 million, respectively.
In February 2023, the contract obtained pursuant to Milestone 5 was terminated, and the remaining $0.5 million of the Milestone 5 asset was expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Accounts Payable Due to Related Party
As of March 31, 2023 and December 31, 2022 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.2 million and $0.2 million, respectively.
15. IMPAIRMENT, RESTRUCTURING AND DISCONTINUED OPERATIONS
Impairment of Long-Lived Assets
During the fourth fiscal quarter of 2022, management identified indicators of impairment, including declines in our market capitalization, rising interest rates, and other unfavorable macroeconomic and industry factors, and performed a test for recoverability for each of the Company's pre-CarLotz Merger asset groups. Assets acquired as part of the CarLotz Merger were recorded at fair value on the acquisition date (see Note 3 - Business Combinations). Asset groups consisted of one asset group containing all operating assets and liabilities of the Company (the "Operating Asset Group"), and separate assets groups each containing a single closed facility that is subleased or held for sublease (the "Sublease Asset Groups"). The Operating Asset Group and certain Sublease Asset Groups were determined not to be recoverable, and as such management determined the fair value of these asset groups. The Operating Asset Group was valued with the assistance of third-party valuation specialists using a market approach based on comparison to peer company valuation multiples. The Sublease Asset Groups were valued using the income approach based on discounted estimated cash flows from subleasing the properties.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
The Company recognized a loss on impairment of long-lived assets related to various Sublease Asset Groups of $0.9 million for the three months ended March 31, 2023. There was no loss on impairment of long lived assets for the three months ended March 31, 2022. All impaired asset groups were contained in the Retail segment.
Facility Closures and Reduction in Force
During the three months ended March 31, 2023, the Company reduced its total headcount by approximately 42% as a result of continued efforts to improve overhead efficiency and elimination of redundancies resulting from the CarLotz Merger. During the three months ended March 31, 2023, the reduction in force resulted in total new cash charges of approximately $0.9 million, consisting primarily of severance and related personnel reduction costs included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. In addition, the Company closed its facility in Downers Grove, Illinois and the former CarLotz headquarters facility in Richmond, Virginia.
Restructuring Plan
On July 22, 2022, the Company's Board approved the implementation of the Restructuring Plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. As part of the Restructuring Plan, the Company consolidated Shift’s physical operations to three West Coast locations in Los Angeles, Oakland, and Portland, closing seven existing facilities. The Company also restructured its workforce around the reduced physical footprint, eliminating approximately 650 positions or 60% of its workforce. The restructuring was substantially complete as of September 30, 2022. There were no restructuring charges recognized for the three months ended March 31, 2023 and 2022.
The following table is a reconciliation of the beginning and ending severance liability for the three months ended March 31, 2023 related to the Restructuring Plan:

Balance at December 31, 2022	$794
Accruals and accrual adjustments	—
Cash payments	(161)
Balance at March 31, 2023	$633
Commutation of Reinsurance Contracts
During the three months ended March 31, 2023, the Company commuted all reinsurance contracts issued by the Company's Orange Peel Protection Reinsurance, Ltd. subsidiary. The commutation resulted in transfer of the Company's reinsurance-related assets and liabilities to the counterparty, in exchange for net cash consideration of $0.2 million. In connection with the commutation, the Company recognized a loss on disposal of $0.1 million included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Held for Sale and Discontinued Operations
In connection with the acquisition of CarLotz, the Company acquired several real estate leaseholds. A plan of sale related to several of these real estate leases as well as certain assets and liabilities of the Orange Grove Fleet Solutions, LLC ("Orange Grove") subsidiary was adopted in December 2022. Orange Grove and three retail locations sold during the three months ended March 31, 2023 were determined to meet the criteria for classification as discontinued operations. The discontinued operations are included in the Retail and Wholesale segments. The impact on net loss of these leases and subsidiaries held for sale was immaterial for the year ended December 31, 2022.
Additional leasehold and related assets were classified as held for sale during the three months ended March 31, 2023. None of the assets and liabilities initially classified as held for sale during the three months ended March 31, 2023 met the criteria to be classified as discontinued operations. The Company recognized a loss on disposal of $3.1 million in connection with assets classified as held for sale during three months ended March 31, 2023. The loss on disposal was recorded in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
On February 2, 2023, the Company entered into and closed on an Asset Purchase Agreement with a private dealership group, pursuant to which the counterparty agreed to purchase the inventory and the lease-related assets and liabilities of the three retail locations for net cash consideration of $0.4 million.
The following table presents the loss associated with the sale, presented in the results of our discontinued operations below, in thousands:

Gross purchase price	$434
Net assets sold	(820)
Loss on disposal	$(386)
The carrying value of the net assets classified as discontinued operations sold during the period were as follows, in thousands:

Assets
Inventory	$606
Security deposits	57
Property, plant, and equipment	306
Operating lease assets	1,577
Total assets	$2,546
Liabilities
Operating lease liabilities	$1,726
Total liabilities	$1,726

Net assets sold	$820

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following table presents components making up the balance sheets line item consisting of the carrying amount of assets and liabilities classified as held for sale and the aggregate amounts of the classes of assets and liabilities of the facilities and entities classified as discontinued operations, in thousands:

	March 31, 2023	December 31, 2022
Assets
Held for sale:
Operating lease assets	$7,813	$5,634
Finance lease assets, net	—	3,960
Total held for sale assets	7,813	9,594
Discontinued Operations:
Accounts receivable, net	460	689
Prepaid expenses and other current assets	217	226
Property and equipment, net	2,186	2,584
Operating lease assets	1,893	3,938
Finance lease assets, net	180	195
Total discontinued operations assets	4,936	7,632
Total held for sale and discontinued operations assets	$12,749	$17,226

Liabilities
Held for sale:
Operating lease liabilities	$13,018	$6,016
Finance lease liabilities	2,641	4,843
Total held for sale liabilities	15,659	10,859
Discontinued Operations:
Accounts payable	65	70
Accrued expenses and other current liabilities	272	131
Operating lease liabilities	1,900	4,122
Finance lease liabilities	183	193
Other non-current liabilities	80	87
Total discontinued operations liabilities	2,500	4,603
Total held for sale and discontinued operations liabilities	$18,159	$15,462

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following table presents information regarding certain components of loss from discontinued operations:

Three Months Ended March 31, 2023
Retail revenue, net	$2,123
Other revenue, net	270
Wholesale vehicle revenue	1,190
Total revenue	3,584
Cost of sales	3,210
Gross profit	374
Selling, general and administrative expenses	459
Loss on disposal	386
Depreciation and amortization	20
Total Operating Expenses	865
Loss from operations	(491)
Interest and other expense, net	(3)
Loss from discontinued operations	$(494)

Transaction costs related to the sale were immaterial for the three months ended March 31, 2023.

The following table presents non-cash items related to discontinued operations, in thousands:

Three Months Ended March 31, 2023
Depreciation and amortization	$20
16. INCOME TAXES
The Company recorded a provision for income taxes of $0.1 million and $41 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
17. NET LOSS PER SHARE
The following table sets forth the computation of net loss per share, basic and diluted:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Net loss	$(48,097)	$(57,048)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	16,920,600	8,182,525
Net loss per share, basic and diluted	$(2.84)	$(6.97)

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of March 31,
	2023	2022
Escrow Shares	300,010	300,010
Public and private warrants	1,146,727	—
Earnout Shares	489,841	—
Convertible Notes	1,779,834	1,779,834
Stock options	397,371	156,302
Restricted stock units	507,321	748,162
Contingently repurchasable early exercise shares	813	4,800
Total	4,621,917	2,989,108

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
18. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, except for the following:
Review of Strategic Alternatives
On May 11, 2023, we announced that our Board of Directors is exploring and evaluating strategic alternatives to enhance stockholder value, which may include (but may not be limited to) exploring a potential sale of certain operating businesses, third party investment or partnership opportunities and/or funding alternatives for our marketplace business, or the continued execution of our business plans. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate.
There can be no assurance that any such transaction will be pursued or consummated. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. Also, there are risks inherent with the consummation of any such transaction, such as the risks that the expected enhancement of shareholder value may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses.
Convertible Notes
On May 16, 2023, the Company announced that it is utilizing the contractual 30-day grace period with respect to the interest payment due on May 15, 2023 on its convertible notes. The Company and its advisors plan to communicate with debt holders to explore restructuring options.
Nasdaq Market Capitalization Deficiency Letter
On April 19, 2023, Nasdaq staff (the "Staff") notified the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities ("MVLS") was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Company has a period of 180 calendar days from the date of the notice, or until October 16, 2023 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, Class A common stock will continue to trade on the Nasdaq Capital Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $35 million for a minimum of 10 consecutive business days as required under the Market Value Standard, the Staff will notify the Company it has regained compliance and the matter will be closed. If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that Class A common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful. The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following management’s discussion and analysis together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements about Shift’s business, operations and industry that involve risks and uncertainties, such as statements regarding Shift’s plans, objectives, expectations and intentions. Shift’s future results and financial condition may differ materially from those currently anticipated by Shift as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Throughout this section, unless otherwise noted “we”, “us”, “our” and the “Company” refer to Shift and its consolidated subsidiaries.
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
On October 13, 2020, Insurance Acquisition Corp. (“IAC”), an entity listed on The Nasdaq Capital Market under the trade symbol “INSU”, acquired Shift Platform, Inc., formerly known as Shift Technologies, Inc. (“Legacy Shift”), by the merger of IAC Merger Sub, Inc., a direct wholly owned subsidiary of IAC, with and into Legacy Shift, with Legacy Shift continuing as the surviving entity and a wholly owned subsidiary of IAC (the “IAC Merger”). The public company resulting from the merger was renamed Shift Technologies, Inc.
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
Recent Events
Review of Strategic Alternatives
On May 11, 2023, we announced that our Board of Directors is exploring and evaluating strategic alternatives to enhance stockholder value, which may include (but may not be limited to) exploring a potential sale of certain operating businesses, third party investment or partnership opportunities and/or funding alternatives for our marketplace business, or the continued execution of our business plans. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate.
There can be no assurance that any such transaction will be pursued or consummated. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. Also, there are risks inherent with the consummation of any such transaction, such as the risks that the expected enhancement of shareholder value may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses.

Convertible Notes
On May 16, 2023, the Company announced that it is utilizing the contractual 30-day grace period with respect to the interest payment due on May 15, 2023 on its convertible notes. The Company and its advisors plan to communicate with debt holders to explore restructuring options.
Nasdaq Market Capitalization Deficiency Letter
On April 19, 2023, Nasdaq staff (the "Staff") notified the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities ("MVLS") was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Company has a period of 180 calendar days from the date of the notice, or until October 16, 2023 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, Class A common stock will continue to trade on The Nasdaq Capital Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $35 million for a minimum of 10 consecutive business days as required under the Market Value Standard, the Staff will notify the Company it has regained compliance and the matter will be closed. If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that Class A common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful. The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard.
Nasdaq Deficiency Letter and Reverse Stock Split
On October 4, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). Under Nasdaq Listing Rule 5810(c)(3)(A) (the "Compliance Period Rule"), we have a 180-calendar day grace period, or until April 3, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. During this period, our Class A common stock will continue to trade on The Nasdaq Capital Market. If at any time before the Compliance Date the bid price of Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend this 10 business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).
At the Company’s Special Meeting of Stockholders held on December 7, 2022, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s Class A common stock, at a ratio within the range of 1-for-5 to 1-for-10. The Board approved a 1-for-10 reverse split ratio, and on March 7, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective March 8, 2023. On March 22, 2023, the Company was notified by Nasdaq that the Company has regained compliance with the Bid Price Requirement.
CarLotz Merger
The Company closed its acquisition of CarLotz, Inc. in December 2022. At the date of this filing, the Company has closed all former CarLotz locations except those serving our current major markets. The workforce of the combined company has also been reduced in accordance with our smaller geographic footprint and to eliminate redundancies arising from the CarLotz Merger.

Business Description
Shift is an omnichannel retailer buying and selling used cars, operating an end-to-end ecommerce platform and three markets located in California and Oregon. Each market provides vehicle inventory inspection, reconditioning and storage to prepare cars for sale. For the three months ended March 31, 2023, the Company had $54.1 million in revenue, a decrease of 75% compared to $219.6 million of revenue for the three months ended March 31, 2022.
Shift's focus on improving unit economics is driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. Shift’s differentiated consumer sourcing strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that Shift has the right car for buyers regardless of interest, need, budget, or credit. For the three months ended March 31, 2023, Shift sourced 79% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers provides Shift with access to a deep pool of scarce, highly desirable inventory. Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them.
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

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles to consumers at one of our markets, directly, through our ecommerce platform in a seamless end-to-end process, or through a combination of online and in-person. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended March 31, 2023 and 2022 was $54.1 million and $219.6 million, respectively.
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
Shift Marketplace
We are developing an online marketplace that will enable third party dealers to reach customers through our marketplace platform, making a wide selection of used vehicles available to customers online. The Company currently anticipates that the online marketplace will launch in the third quarter of 2023.

Factors Affecting our Business Performance
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
Market Penetration Within Our Existing Markets
We believe that there remains an opportunity to capture additional market share within our existing markets.
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
Other Revenue from Expansion of Product Offerings
We see an opportunity to further expand our other revenue streams through additional product offerings beyond the existing offerings on our platform. These incremental revenue streams will come in the form of on-boarding new lending partners to our existing loan program, as well as introducing entirely new financing and vehicle protection products to offer our customers. We intend to continue to grow this business segment to service every addressable need of our customers during the vehicle purchase process.
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
Retail Average Sale Price
We define retail average sale price (“ASP”) as the average price paid by a customer for a retail vehicle, calculated as retail revenue divided by retail units. Retail average sale price helps us gauge market demand in real-time and allows us to maintain a range of inventory that most accurately reflects the overall price spectrum of used vehicle sales in the market. We believe this metric provides transparency and is comparable to our peers.
Wholesale Average Sale Price
We define wholesale average sale price as the average price paid by a customer for a wholesale vehicle, calculated as wholesale revenue divided by wholesale units. We believe this metric provides transparency and is comparable to our peers.
Gross Profit per Unit
We define gross profit per unit as the gross profit for retail, other, and wholesale, each of which is divided by the total number of retail units sold in the period. We calculate gross profit as the revenue from vehicle sales and services less the costs associated with acquiring and reconditioning the vehicle prior to sale. Gross profit per unit is primarily driven by retail vehicle revenue, which generates additional revenue through attachment of our financing and protection products, and gross profit generated from wholesale vehicle sales. We present gross profit per unit from our three revenues streams as Retail gross profit per unit, Wholesale gross profit per unit and Other gross profit per unit.
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

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands, except per unit metrics)
Revenue:
Retail vehicle revenue, net	$48,907	$183,081	(73.3)%
Other revenue, net	1,652	8,712	(81.0)%
Wholesale vehicle revenue	3,549	27,787	(87.2)%
Total revenue	$54,108	$219,580	(75.4)%

Cost of sales:
Retail vehicle cost of sales	$46,630	$180,867	(74.2)%
Wholesale vehicle cost of sales	4,314	27,925	(84.6)%
Total cost of sales	$50,944	$208,792	(75.6)%

Gross profit:
Retail vehicle gross profit	$2,277	$2,214	2.8%
Other gross profit	1,652	8,712	(81.0)%
Wholesale vehicle gross loss	(765)	(138)	454.3%
Total gross profit	$3,164	$10,788	(70.7)%

Unit sales information:
Retail vehicle unit sales	2,292	6,714	(65.9)%
Wholesale vehicle unit sales	252	1,975	(87.2)%

Average selling prices per unit (“ASP”):
Retail vehicles	$21,338	$27,269	(21.7)%
Wholesale vehicles	$14,083	$14,069	0.1%

Gross profit per unit:
Retail gross profit per unit	$993	$330	200.9%
Other gross profit per unit	721	1,298	(44.5)%
Wholesale gross loss per unit	(334)	(21)	1,490.5%
Total gross profit per unit	$1,380	$1,607	(14.1)%

Non-financial metrics
Average monthly unique visitors	543,911	822,856	(33.9)%
Average days to sale	78	56	39.3%
Retail vehicles available for sale	1,650	5,464	(69.8)%

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
Three Months Ended March 31, 2023
Retail Vehicle Revenue, Net
Retail vehicle revenue decreased by $134.2 million, or 73.3%, to $48.9 million during the three months ended March 31, 2023, from $183.1 million in the comparable period in 2022. The decrease in retail vehicle revenue was partly due to a decrease in retail ASP, which was $21,338 for the three months ended March 31, 2023, compared to $27,269 for the three months ended March 31, 2022. This decrease in retail ASP was primarily a reflection of a return to a more traditional seasonality in the used vehicle market (as market supply increased) combined with a shift in our product mix towards older "value" vehicles compared to the prior period.
This decrease was also partly due to a decrease in retail unit sales, as we sold 2,292 retail vehicles in the three months ended March 31, 2023, compared to 6,714 retail vehicles in the three months ended March 31, 2022. The decrease in unit sales was associated with the closure in 2022 of inventory storage and reconditioning centers in California, Washington, and Texas and the associated reduction in inventory available for sale.
Following 2022's shift in strategy, retail revenue and unit sales are expected to stabilize during the remainder of 2023.
Other Revenue, Net
Other revenue decreased by $7.1 million, or 81.0%, to $1.7 million during the three months ended March 31, 2023, from $8.7 million in the comparable period in 2022. This decrease was primarily due to the decrease in unit sales as we sold 2,292 total vehicles in the three months ended March 31, 2023, compared to 6,714 total vehicles in the three months ended March 31, 2022.
Wholesale Vehicle Revenue
Wholesale vehicle revenue decreased by $24.2 million, or 87.2%, to $3.5 million during the three months ended March 31, 2023, from $27.8 million in the comparable period in 2022. This decrease in wholesale vehicle revenue was primarily due to a 87.2% decrease in wholesale vehicle unit sales to 252 during the three months ended March 31, 2023, compared to 1,975 wholesale vehicles sold in the three months ended March 31, 2022.
Cost of Sales
Cost of sales decreased by $157.8 million, or 75.6%, to $50.9 million during the three months ended March 31, 2023, from $208.8 million in the comparable period in 2022. The decrease was primarily due to decreased total unit sales as we sold 2,544 total vehicles in the three months ended March 31, 2023, compared to 8,689 total vehicles in the three months ended March 31, 2022.

Retail Vehicle Gross Profit
Retail vehicle gross profit increased by $0.1 million, or 2.8%, to $2.3 million during the three months ended March 31, 2023, from $2.2 million in the comparable period in 2022. The increase was primarily driven by an increase in retail gross profit per unit, which grew to $993 per unit for the three months ended March 31, 2023, from $330 per unit in the comparable period in 2022. This was due to higher margins driven by improved inventory aging compared to the same period last year. Retail GPU for the comparable period in 2022 was abnormally low due to the sell-through of inventory acquired during periods of abnormally high used vehicle pricing.
Other Gross Profit
Other gross profit decreased by $7.1 million, or 81.0%, to $1.7 million during the three months ended March 31, 2023, from $8.7 million in the comparable period in 2022. The decrease in other gross profit was partly due to the decrease in other gross profit per unit to $721 during the three months ended March 31, 2023, from $1,298 per unit in the comparable period in 2022. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Loss
Wholesale vehicle gross loss increased by $0.6 million, or 454.3%, to $0.8 million during the three months ended March 31, 2023, from a loss of $0.1 million in the comparable period in 2022. The increase was primarily due to the increase in wholesale gross loss per unit, which grew to $334 per unit for the three months ended March 31, 2023, from a loss of $21 in the comparable period in 2022. The increase was primarily due to the liquidation of vehicles through the Wholesale channel as we continue to adjust to a smaller geographic footprint the higher cost of sales on a per unit basis than the same period in 2022.
Components of SG&A

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands)
Compensation and benefits	$14,634	$30,514	(52.0)%
as a % of revenue	27.0%	13.9%
Marketing expenses	4,530	11,909	(62.0)%
as a % of revenue	8.4%	5.4%
Other costs(1)	23,427	21,114	11.0%
as a % of revenue	43.3%	9.6%
Total selling, general and administrative expenses	$42,591	$63,537	(33.0)%
as a % of revenue	78.7%	28.9%
____________
(1)Other costs include all other selling, general and administrative expenses such as facility operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses, and M&A transaction costs.
Selling, general and administrative expenses decreased by $20.9 million, or 33.0%, to $42.6 million during the three months ended March 31, 2023, from $63.5 million in the comparable period in 2022. The decrease was partly due to the decrease in compensation costs of $15.9 million, driven by the decrease in average headcount to 459 from 1,299. The decrease was also partly due to a decrease in marketing expense of $7.4 million, as marketing spend was adjusted to fit our smaller geographic footprint. Lastly, other costs increased by $2.3 million primarily due to costs related to closing facilities and integrating Carlotz, partly offset by reduced selling and logistics costs.
Selling, general and administrative expenses increased as a percentage of revenue from 28.9% to 78.7% as the Company committed to exiting locations and reducing its real estate presence to the West coast after the CarLotz merger. The increase as a percentage of revenue is caused by the fact that revenue from a location decreases quickly when it is closed, whereas occupancy and other costs continue to be incurred as the facility is wound down.

Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through March 31, 2023 primarily includes proceeds from the IAC Merger and PIPE financing completed in October 2020, issuance of convertible notes and senior unsecured notes, and proceeds from the Flooring Line of Credit facility with Ally (the "Ally FLOC"). Refer to Note 9 - Borrowings and Note 14 - Related Party Transactions of the “Notes to Condensed Consolidated Financial Statements” for additional information. In addition, we obtained $95.7 million in cash from the CarLotz Merger (see Note 3 - Business Combinations of the “Notes to Condensed Consolidated Financial Statements” for additional information).
On May 27, 2021, the Company completed a private offering of its 4.75% Convertible Senior Notes due 2026 (the “Notes”). The aggregate principal amount of the Notes sold in the offering was $150.0 million. The Notes accrue interest payable semi-annually in arrears at a rate of 4.75% per year. The Notes will mature on May 15, 2026, unless earlier converted, redeemed or repurchased by the Company. See Note 9 - Borrowings in the “Notes to Condensed Consolidated Financial Statements” for additional details regarding the Notes. The Company used approximately $28.4 million of the net proceeds from the sale of the Notes to pay the cost of the Capped Call Transactions (see Note 11 - Stockholders' Deficit of the “Notes to Condensed Consolidated Financial Statements”), and is using the remaining proceeds for working capital and general corporate purposes. On May 16, 2023, the Company announced that it is utilizing the contractual 30-day grace period with respect to the interest payment due on May 15, 2023 on the Notes. The Company and its advisors plan to communicate with debt holders to explore restructuring options.
On May 11, 2022, in conjunction with the acquisition of Fair (see Note 3 - Business Combinations of the “Notes to Condensed Consolidated Financial Statements”), the Company entered into an agreement with SB LL Holdco, Inc. ("SB LL Holdco") to a sale of $20.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due May 11, 2025 ("Senior Unsecured Notes").
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $660.9 million as of March 31, 2023. During the three months ended March 31, 2023, the Company had negative operating cash flows of $36.3 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Liquidity and Management's Plan
For the three months ended March 31, 2023 and 2022, the Company generated negative cash flows from operations of approximately $36.3 million and $98.4 million, respectively, and generated net losses of approximately $48.1 million and $57.0 million, respectively. As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $58.8 million and total working capital of $40.8 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock and through a reverse recapitalization via the IAC Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 9 - Borrowings to the accompanying condensed consolidated financial statements). The Company's current floorplan facility expires on December 9, 2023. The Company also continually assesses other opportunities to raise debt or equity capital.
The Company's plan is to raise capital to provide the liquidity necessary to satisfy its obligations over the next twelve months, and to secure a new or amended floorplan financing arrangement to provide continuity when the current floorplan expires. The Company may also pursue other strategic alternatives. The Company's ability to raise capital may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company continues to focus its strategy on improving unit economics and reducing selling, general, and administrative expenses and seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. See Note 15 - Impairment, Restructuring and Discontinued Operations to the accompanying condensed consolidated financial statements for additional information.
In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Management determined as a result of this evaluation, the Company’s losses and negative cash flows from operations since inception, combined with its current cash, working capital position, and expiration of the current floorplan financing arrangement on December 9, 2023, raise substantial doubt about the Company’s ability to continue as a going concern.
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

Debt obligations
See Note 9 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Three Months Ended March 31, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(36,314)	$(98,370)
Net cash, cash equivalents, and restricted cash used in investing activities	(945)	(3,772)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(2,866)	14,584
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $36.3 million, a decrease of $62.1 million from net cash used in operating activities of $98.4 million for the three months ended March 31, 2022. The change is primarily due to a decrease in net loss of $9.0 million and an increase in cash provided by net sales of inventory of $44.1 million.
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities of $0.9 million was primarily driven by capitalization of website and internal-use software costs of $2.0 million, offset by proceeds from the sale of marketable securities of $0.8 million.
Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $2.9 million, primarily due to net repayments on the Flooring Line of Credit of $2.7 million.
Contractual Obligations
The Company has various operating leases of real estate and equipment. See Note 5 - Leases to the accompanying condensed consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
Off-Balance Sheet Arrangements
We are a party to an off-balance sheet arrangement, as the Company guaranteed the lease obligation of two closed locations assigned to a third-party (see Note 5 - Leases to the accompanying condensed consolidated financial statements for additional information). We are not a party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022 except as described in Note 2 - Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements under the heading "Recently Adopted Accounting Standards."
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

In addition, we have posted on our website the charters for our (i) Audit Committee and (ii) Leadership Development, Compensation and Governance Committee, as well as our Code of Ethics and Business Conduct and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Shift Technologies, Inc., 290 Division Street, Fourth Floor San Francisco, California 94103-4234. Our website and information included in or linked to our website are not part of this Form 10-Q.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.
2. Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. The first material weakness relates to lack of a process to demonstrate commitment to attracting, developing, and retaining competent individuals in alignment with objectives. This material weakness impacted the effectiveness of our control environment and our entity level controls. It resulted in the Company not maintaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. The second material weakness relates to insufficient selection and development of Information Technology General Controls ("ITGCs") to support the achievement of objectives.
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

•The Company continues to train and develop experienced accounting personnel with a level of accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions.
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
◦Implementing improved IT policies, procedures and control activities for key systems which impact our financial reporting; and
◦Dedicating an appropriate amount of resources to monitoring ITGCs related to financial reporting, including a sufficient complement of personnel with the appropriate level of knowledge, experience and training to ensure compliance with policies and procedures.
The Company has made significant progress in addressing the previously identified material weaknesses, and the results of management’s testing indicate that the Company’s control environment has improved since the material weaknesses were first identified. However, remediation efforts in the second half of 2022 were negatively impacted by factors including employee turnover in relevant roles and changes in business processes resulting from restructuring activities, as well as the business acquisitions completed during the period. As a result, management was unable to conclude that the material weaknesses were fully remediated as of March 31, 2023. The material weaknesses will not be considered fully remediated until we have concluded, through testing, that applicable controls have been designed and operating effectively for a sufficient period of time.
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
4. Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matters discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the IAC Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit and formally filed its appeal with the Second Circuit on January 20, 2023. Shift filed its responsive pleading on April 20, 2023. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of March 31, 2023. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as follows:

There are uncertainties introduced by our announcement of our exploration and evaluation of strategic alternatives to enhance stockholder value.

On May 11, 2023, we announced that our Board of Directors is exploring and evaluating strategic alternatives to enhance stockholder value, which may include (but may not be limited to) exploring a potential sale of certain operating businesses, third party investment or partnership opportunities and/or funding alternatives for our marketplace business, or the continued execution of our business plans. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate.

There can be no assurance that any such transaction will be pursued or consummated. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. Also, there are risks inherent with the consummation of any such transaction, such as the risks that the expected enhancement of shareholder value may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of March 31, 2023, we had outstanding $150.0 million in principal amount under our Senior Convertible Notes (the “Notes”) which mature on May 15, 2026, as well as $20.0 million in principal amount under Senior Unsecured Notes due May 11, 2025. Additionally, we had $22.2 million aggregate principal amount of borrowings under our Flooring Line of Credit with Ally Bank (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) as of March 31, 2023, which expires on December 9, 2023 (the "Ally FLOC"). Our interest expense resulting from indebtedness outstanding from time to time during the three months ended March 31, 2023 was $3.2 million.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness or utilize any available grace period with respect to interest payments. Our ability to restructure, refinance or replace our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing or replacement of our existing debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in its debt instruments, including the maintenance of certain liquidity requirements that further restrict its cash usage, would result in a default under its debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our flooring line of credit is secured by substantially all of our assets and contains customary restrictive covenants which, among other things, restrict our ability to dispose of assets and/or use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that it could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Further, the indenture for our Notes permits a 30-day grace period for the nonpayment of interest before such nonpayment constitutes an event of default. We have notified the holders of our Senior Convertible Notes of our intent to utilize this grace period with respect to the interest payment due on May 15, 2023. If we are unable to pay such interest payment by the expiration of such grace period and such default in payment is not waived in accordance with the terms of the indenture, then the trustee for the Senior Convertible Notes or the holders of at least 25% of the aggregate principal amount of Senior Convertible Notes may declare the principal amount of, and all accrued and unpaid interest on, all of the Senior Convertible Notes then outstanding to become due and payable immediately.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Shift Technologies, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 8, 2023).

10.1
Amendment to Inventory Financing and Security Agreement, dated as of February 7, 2023, by and among Shift Technologies, Inc., CarLotz, Inc., a Delaware corporation, CarLotz Group, Inc., CarLotz, Inc., an Illinois corporation, CarLotz California, LLC, Shift Operations LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 10, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Amendment to Financial Results Reported via Press Release on May 11, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
May 17, 2023