Form 10-K/A
period 2022-12-31
SHIFT TECHNOLOGIES, INC.
filed 2023-06-29
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Shift Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Report”), for the sole purpose of amending Exhibits 31.1 and 31.2 (the "Exhibits") that were filed with the Original Report. The Exhibits were amended to include the required certifications of internal control over financial reporting in paragraph 4 of the Exhibits, which were omitted due to administrative oversight.

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

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 2 to the Registration Statement on Form S-4 filed on September 3, 2020).
21.1	Subsidiaries of the Registrant (filed with the Original Report)
23.1	Consent of Deloitte & Touche LLP, independent public accounting firm of Shift (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
June 29, 2023