Form 10-Q
period 2023-06-30
SHIFT TECHNOLOGIES, INC.
filed 2023-08-11
CIK 1762322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 10, 2023, the registrant had 16,999,021 shares of Class A common stock outstanding.

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
•cyber-attacks or other privacy or data security incidents, or the impact of copycat websites;
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
•access to desirable vehicle inventory or our ability to expeditiously sell inventory;
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
ii

•changes in government regulation of ecommerce;
•changes in technology and consumer acceptance of such changes, or risks related to online payment methods;
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
•our dependence on key personnel, or increases in labor costs and compliance with labor laws;
•our reliance on third-party technology and information systems, or our use of open-source software;
•claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers;
•significant disruptions in service on our platform;
•impairment charges;
•our level of indebtedness, changes in interest rates, and our reliance on our Flooring Line of Credit with Ally Bank, or volatility in the price of our common stock;
•issuances of our Class A common stock and future sales of our Class A common stock;
•anti-takeover provisions under Delaware law;
•risks related to our financial guidance and coverage by securities analysts;
•our ability to establish and maintain effective internal control over financial reporting;
•the effect of the announcement of the 2022 Restructuring Plan and 2023 Restructuring Plan on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business;

•our ability to successfully realize the anticipated benefits of the 2022 Restructuring Plan and 2023 Restructuring Plan;

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

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,256	$96,159
Restricted cash, current	7,880	10,632
Marketable securities at fair value	—	1,264
Accounts receivable, net of allowance for doubtful accounts of $171 and $93	3,943	4,558
Inventory	24,007	40,925
Prepaid expenses and other current assets	6,357	7,657
Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale or classified as discontinued operations	12,492	17,226
Total current assets	77,935	178,421
Restricted cash, non-current	1,030	1,055
Marketable securities at fair value, non-current	—	707
Property and equipment, net	1,823	6,797
Operating lease assets	16,460	44,568
Finance lease assets, net	72	152
Capitalized website and internal use software costs, net	9,255	10,657
Goodwill	2,070	2,070
Deferred borrowing costs	121	268
Other non-current assets	1,323	3,323
Total assets	$110,089	$248,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,423	$12,085
Accrued expenses and other current liabilities	16,526	33,872
Operating lease liabilities, current	3,594	8,865
Finance lease liabilities, current	62	271
Flooring line of credit	14,436	24,831
Operating and finance lease liabilities and other liabilities associated with assets held for sale or classified as discontinued operations	15,772	15,432
Total current liabilities	58,813	95,356
Long-term debt, net	164,408	163,363
Operating lease liabilities, non-current	16,084	44,985
Finance lease liabilities, non-current	1,489	3,989
Other non-current liabilities	51	111
Total liabilities	240,845	307,804

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock – par value $0.0001 per share; 1,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock – par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 16,992,350 and 17,212,130 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	555,868	552,968
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(686,626)	(612,753)
Total stockholders’ deficit	(130,756)	(59,786)
Total liabilities and stockholders’ deficit	$110,089	$248,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Retail revenue, net	$43,223	$194,981	$92,132	$378,062
Other revenue, net	1,729	9,220	3,381	17,931
Wholesale vehicle revenue	2,306	19,532	5,854	47,319
Total revenue	47,258	223,733	101,367	443,312
Cost of sales	44,146	211,855	95,089	420,647
Gross profit	3,112	11,878	6,278	22,665
Operating expenses:
Selling, general and administrative expenses	22,643	58,744	65,234	122,281
Depreciation and amortization	1,928	2,459	6,327	4,139
Loss on impairment	1,340	—	2,270	—
Total operating expenses	25,911	61,203	73,831	126,420
Loss from operations	(22,799)	(49,325)	(67,553)	(103,755)
Interest and other expense, net	(2,700)	(2,846)	(5,493)	(5,424)
Loss before income taxes	(25,499)	(52,171)	(73,046)	(109,179)
Provision for (benefit from) income taxes	(145)	27	(90)	68
Net loss from continuing operations	(25,354)	(52,198)	(72,956)	(109,247)
Loss from discontinued operations	422	—	917	—
Net loss and comprehensive loss	$(25,776)	$(52,198)	$(73,873)	$(109,247)
Net loss and comprehensive loss per share, basic and diluted	$(1.52)	$(6.45)	$(4.36)	$(13.67)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	16,954,995	8,095,278	16,936,636	7,990,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	17,212,130	$2	$552,968	$(612,753)	$(3)	$(59,786)
Vesting of early exercised options	—	—	14	—	—	14
Stock-based compensation	—	—	1,416	—	—	1,416
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	15,780	—	(19)	—	—	(19)
Other comprehensive income, net of tax	—	—	—	—	3	3
Net loss and comprehensive loss	—	—	—	(48,097)	—	(48,097)
Balance at March 31, 2023	17,227,910	$2	$554,379	$(660,850)	$—	$(106,469)
Repurchase of shares related to early exercised options	(18)	—	—	—	—	—
Vesting of early exercised options	—	—	11	—	—	11
Stock-based compensation	—	—	1,454	—	—	1,454
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	64,468	—	(51)	—	—	(51)
Cancellation of Escrow Shares	(300,010)	—	—	—	—	—
Proceeds from disgorgement of stockholder short-swing profits	—	—	75	—	—	75
Net loss and comprehensive loss	—	—	—	(25,776)	—	(25,776)
Balance at June 30, 2023	16,992,350	$2	$555,868	$(686,626)	$—	$(130,756)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	8,136,931	$1	$515,982	$(440,711)	$—	$75,272
Issuance of common stock upon exercise of vested options	1,231	—	3	—	—	3
Repurchase of shares related to early exercised options	(278)	—	—	—	—	—
Vesting of early exercised options	—	—	35	—	—	35
Stock-based compensation	—	—	4,517	—	—	4,517
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	130,029	—	(2,162)	—	—	(2,162)
Net loss and comprehensive loss	—	—	—	(57,048)	—	(57,048)
Balance at March 31, 2022	8,267,913	$1	$518,375	$(497,759)	$—	$20,617
Repurchase of shares related to early exercised options	(922)	—	—	—	—	—
Vesting of early exercised options	—	—	24	—	—	24
Stock-based compensation	—	—	5,260	—	—	5,260
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	38,756	—	(291)	—	—	(291)
Issuance of shares as consideration in business combinations	206,697	—	2,481	—	—	2,481
Net loss and comprehensive loss	—	—	—	(52,198)	—	(52,198)
Balance at June 30, 2022	8,512,444	$1	$525,849	$(549,957)	$—	$(24,107)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,873)	$(109,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,460	4,957
Stock-based compensation expense	2,566	9,115
Amortization of operating lease right-of-use assets	5,859	5,751
Contra-revenue associated with milestones	601	318
Amortization of debt discounts	1,192	843
Loss on impairment	2,270	—
Gain on disposal of long-lived assets	(1,825)	—
Changes in operating assets and liabilities:
Accounts receivable	1,869	11,185
Inventory	16,312	(14,001)
Prepaid expenses and other current assets	1,425	784
Other non-current assets	749	71
Accounts payable	(4,037)	8,712
Accrued expenses and other current liabilities	(16,656)	(11,802)
Operating lease liabilities	(7,076)	(3,160)
Other non-current liabilities	(123)	(1,659)
Net cash, cash equivalents, and restricted cash used in operating activities	(64,287)	(98,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(385)	(3,358)
Proceeds from sale of property and equipment	65	—
Proceeds from sales of marketable securities	806	—
Proceeds from commutation of reinsurance contracts	187	—
Proceeds from sale of discontinued operations	1,781	—
Capitalized website internal-use software costs	(3,273)	(5,072)
Cash paid for acquisition of Fair Dealer Services, LLC	—	(15,000)
Net cash, cash equivalents, and restricted cash used in investing activities	(819)	(23,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from flooring line of credit facility	48,666	270,083
Repayment of flooring line of credit facility	(59,061)	(259,505)
Proceeds from Senior Unsecured Notes, net of discounts	—	19,591
Payment of debt issuance costs	—	(175)
Principal payments on finance leases	(183)	—
Proceeds from disgorgement of stockholders' short-swing profits	75	—
Proceeds from stock option exercises, including from early exercised options	—	3
Payment of tax withheld for common stock issued under stock-based compensation plans	(70)	(2,453)
Repurchase of shares related to early exercised options	(1)	(40)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(10,574)	27,504
Net decrease in cash, cash equivalents and restricted cash	(75,680)	(94,059)
Cash, cash equivalents and restricted cash, beginning of period	107,846	194,341
Cash, cash equivalents and restricted cash, end of period	$32,166	$100,282
The accompanying notes are an integral part of these condensed consolidated financial statements.
SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,537	$5,221
Cash paid for income taxes	$224	$125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures in accounts payable	$6	$163
Vesting of exercised options	25	59
Stock-based compensation capitalized to internal-use software	304	662
Issuance of shares as consideration in business acquisitions	—	2,481
Imputation of debt discounts reducing purchase consideration transferred in business acquisitions	—	2,103
Establishment of lease right of use assets and lease liabilities
Operating lease right of use assets	$—	$42,602
Operating lease liabilities	—	43,378
Other assets	—	1,716
Other liabilities	—	2,492
Termination of lease right of use assets and lease liabilities
Operating lease right of use assets	$19,426	$—
Operating lease liabilities	18,899	—
Finance lease right of use assets	6,857	—
Finance lease liabilities	7,388	—
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
Shift Technologies, Inc. is a consumer-centric omnichannel retailer leveraging its end-to-end ecommerce platform and retail locations to provide a technology-driven, hassle-free customer experience.
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
The interim condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, the interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2023 and 2022, and condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements contained in the Company's most recent Annual Report on Form 10-K, and in management’s opinion, reflect all adjustments, which are normal and recurring in nature, necessary for the fair financial statement presentation of the Company’s condensed consolidated balance sheet as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the fiscal year or any other periods. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 31, 2023.
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
Marketable Securities
The Company acquired equity and debt security investments as a result of the CarLotz Merger on December 9, 2022. Equity and debt securities are classified as Level 1 and Level 2 in the fair value hierarchy, respectively. Substantially all of the debt and equity securities were sold between December 31, 2022 and June 30, 2023 and $3 thousand was reclassified from accumulated other comprehensive loss for net losses on marketable securities.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company had less than $0.1 million in assets and liabilities, respectively, measured at fair value.
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
On April 13, 2023 the second tranche of 300,010 Escrow Shares failed to satisfy the applicable stock performance hurdle. As a result, the shares were returned to the Company and cancelled.
Liquidity and Management's Plan
For the six months ended June 30, 2023 and 2022, the Company generated negative cash flows from operations of approximately $64.3 million and $98.1 million, respectively, and generated net losses of approximately $73.9 million and $109.2 million, respectively. As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $23.3 million and total working capital of $19.1 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock, sales of its 4.75% Convertible Senior Notes due 2026, and through a reverse recapitalization via the IAC Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 9 - Borrowings). The Company's current floorplan facility expires on December 9, 2023. We believe we will need to raise significant additional capital to meet the liquidity needs of the business.
The Company's plan is to raise capital to provide the liquidity necessary to satisfy its obligations over the next twelve months, and to secure a new or amended floorplan financing arrangement to provide continuity when the current floorplan expires. The Company may also pursue other strategic alternatives, including efforts to restructure or refinance its 4.75% Convertible Senior Notes due 2026 and 6.00% Senior Unsecured Notes due 2025 that have not been successful to date. The Company may also restructure its debt under the U.S. Bankruptcy Code and/or cease operations altogether. The Company continually assesses other opportunities to raise debt or equity capital. The Company's ability to raise capital may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
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
The Company incurred a total of $3.3 million of transaction related costs for the year ended December 31, 2022. There were $1.6 million and $3.2 million for the three and six months ended June 30, 2022, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$223,733	$443,312
Loss from operations	(51,666)	(110,906)
Net loss	$(54,651)	$(116,849)
Net loss per share, basic and diluted	$(6.67)	$(14.62)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,188,405	7,990,264

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
During the three and six months ended June 30, 2023, the Company incurred zero and $0.2 million, respectively, of transaction related costs for a total of $16.4 million since the date of acquisition. These costs are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
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
Pro forma information (unaudited)
The unaudited pro forma results presented below include the effects of the CarLotz Merger as if it had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. For the three months ended June 30, 2023, the pro forma adjustments include a reduction in stock-based compensation costs to reflect expected amortization of assumed equity awards and a reduction in amortization expense to reflect the revaluation of certain technology assets. For the six months ended June 30, 2022, the pro forma adjustments include a reduction in stock-based compensation expense to reflect expected amortization of assumed equity awards, non-recurring transaction costs, and a gain on bargain purchase.
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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$300,224	$582,818
Loss from operations	(88,230)	(170,149)
Net loss	$(85,525)	$(165,830)
Net loss per share, basic and diluted	$(5.17)	$(10.18)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	16,551,296	16,295,664

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Equipment	$3,265	$4,545
Furniture and fixtures	353	1,278
Leasehold improvements	1,035	4,334
Total property and equipment	4,653	10,157
Less: accumulated depreciation	(2,830)	(3,360)
Property and equipment, net	$1,823	$6,797
Depreciation expense related to property and equipment was $0.2 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense related to property and equipment was $0.7 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense related to reconditioning facilities for the three months ended June 30, 2023 and 2022 was less than $0.1 million and $0.5 million, respectively. Depreciation expense related to reconditioning facilities for the six months ended June 30, 2023 and 2022 was $0.1 million and $0.8 million, respectively. Depreciation expense related to reconditioning facilities is included in cost of sales with the remainder included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
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
The Company recognized a loss on impairment of operating lease right of use assets of $1.3 million and $2.1 million for the three and six months ended June 30, 2023, respectively. There was no loss on impairment of operating lease right of use assets for the three and six months ended June 30, 2022.

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The balance sheet classification of leases is as follows (in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets
Operating leases	Operating lease assets	$16,460	$44,568
	Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale or classified as discontinued operations	12,492	9,572
Finance leases	Finance lease assets, net	72	152
	Operating and finance lease assets, property and equipment, accounts receivable, and other assets held for sale or classified as discontinued operations	—	4,155
Total lease assets		$29,024	$58,447

Liabilities
Operating leases	Operating lease liabilities, current	$3,594	$8,865
	Operating and finance lease liabilities and other liabilities associated with assets held for sale or classified as discontinued operations	15,772	10,138
	Operating lease liabilities, non-current	16,084	44,985
Total operating lease liabilities		$35,450	$63,988

Finance leases	Finance lease liabilities, current	$62	$271
	Operating and finance lease liabilities and other liabilities associated with assets held for sale or classified as discontinued operations	—	5,036
	Finance lease liabilities, non-current	1,489	3,989
Total finance lease liabilities		$1,551	$9,296

Total lease liabilities		$37,001	$73,284

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The Company’s lease costs and activity were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$(3,503)	$5,224	$5,738	$7,386
Finance lease amortization	46	—	132	—
Finance lease interest	159	—	268	—
Short-term lease cost	127	253	295	1,085
Variable lease cost	291	191	746	376
Sublease income	(774)	—	(1,015)	—
Total lease cost	$(3,654)	$5,668	$6,164	$8,847

Cash paid for amounts included in the measurement of operating lease liabilities
Operating leases - Operating cash flows				$7,076
Finance leases - Operating cash flows				$2,927
Finance leases - Financing cash flows				$183
Lease assets derecognized with the sale of lease liabilities
Operating leases				$19,426
Finance leases				$6,857

Weighted average remaining lease term - operating leases (in years)				5.26
Weighted average discount rate - operating leases				7.92%
Weighted average remaining lease term - finance leases (in years)				13.17
Weighted average discount rate - finance leases				11.21%
Leases have remaining terms of 1 year to 13 years. There are no options that are reasonably certain to be exercised. Sublease income is derived from four subleases as of June 30, 2023. Operating lease cost in the table above for the three months ended June 30, 2023 includes gains on disposal of $6.3 million and losses on disposal of $3.3 million. Operating lease cost in the table above for the six months ended June 30, 2023 includes gains on disposal of $3.2 million and losses on disposal of $3.8 million.
Operating and finance lease liabilities by maturity date from June 30, 2023 were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2023	$3,693	$134
2024	8,437	195
2025	7,847	200
2026	7,778	206
2027	7,764	211
Thereafter	8,679	2,176
Total minimum lease payments	$44,198	$3,122
Less: Imputed interest	8,748	1,571
Total lease liabilities	$35,450	$1,551

SHIFT TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
As of December 31, 2022, the Company guaranteed the lease obligation of two of its closed locations assigned to a third-party that operates a used vehicle dealership. The Company continues as guarantor of such lease obligations with maximum total payments of $4,538 and will continue as the guarantor of one of the leases through March 2031 and the other lease through September 2031. The Company would be required to perform under the guarantee if the third-party is in default. As of June 30, 2023, the Company does not anticipate any material defaults under the forgoing leases, and therefore, no liability has been accrued.
6. CAPITALIZED WEBSITE AND INTERNAL-USE SOFTWARE COSTS, NET
Capitalized website and internal use software costs, net consists of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Capitalized website domain costs – nonamortizable	$385	$385
Capitalized website and internal-use software development costs – amortizable	14,798	12,294
Less: accumulated amortization	(5,928)	(2,022)
Capitalized website and internal-use software development costs, net	$9,255	$10,657
Amortization of capitalized software development costs is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss. Amortization of capitalized software development costs amounted to $1.1 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Amortization of capitalized software development costs amounted to $5.0 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, the remaining weighted-average amortization period for internal-use capitalized software intangible assets was approximately 1.19 years.
The expected annual amortization expense to be recognized in future years as of June 30, 2023 consists of the following (in thousands):

As of June 30, 2023
2023	$1,728
2024	3,449
2025	2,348
2026	260
Development in progress	1,085
Total amortizable costs	8,870
Nonamortizable costs	385
Total capitalized website and internal-use software development costs	$9,255
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2023, there were no impairments or other changes in the carrying amount of goodwill. During the fourth fiscal quarter of 2022, management determined that indicators of impairment existed and performed a goodwill impairment test resulting in an impairment charge of $0.5 million. Management engaged third party valuation consultants to determine the fair value of the Retail segment (which also meets the definition of a reporting unit for goodwill impairment purposes). The fair value was determined using a market approach based on comparison to peer company valuation multiples.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Liability for vehicles acquired under OEM program	$907	$—
Accrued payroll related costs	3,539	14,048
Provision for DMV refunds	1,235	1,080
Accrued sales taxes	973	3,957
Class A common stock subject to repurchase liability, current	27	44
Interest payable	960	960
Provision for sales returns and cancellations	2,460	4,304
Other accrued expenses	6,425	9,479
Total accrued expenses and other current liabilities	$16,526	$33,872
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
As of June 30, 2023 and December 31, 2022, we classified zero and $0.1 million of accrued expenses associated with a long-lived asset disposal group as held-for-sale. See Note 15 - Impairment, Restructuring and Discontinued Operations for further information.

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
As of June 30, 2023, discounts and deferred borrowing costs related to the Senior Unsecured Notes totaled $1.6 million and $0.1 million, respectively, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three months ended June 30, 2023, the Company had $0.3 million of contractual interest expense and $0.2 million of discount and deferred borrowing cost amortization with both recorded to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022, the Company had $0.2 million of contractual interest expense and $0.1 million of discount and deferred borrowing cost amortization. For the six months ended June 30, 2023, the Company had $0.6 million of contractual interest expense and $0.4 million of discount and deferred borrowing cost amortization.
The estimated fair value of the Senior Unsecured Notes (Level 3) as of June 30, 2023 was $4.4 million.
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
Unamortized deferred borrowing costs at June 30, 2023 were $3.9 million, and are included as a reduction to long-term debt, net on the condensed consolidated balance sheets. For the three months ended June 30, 2023, the Company recorded $1.8 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization, respectively. For the three months ended June 30, 2022, the Company recorded $1.8 million of contractual interest expense and $0.3 million of deferred borrowing cost amortization, respectively.
For the six months ended June 30, 2023, the Company recorded $3.6 million of contractual interest expense and $0.6 million, respectively, of deferred borrowing cost amortization. For the six months ended June 30, 2022, the Company recorded $3.6 million of contractual interest expense and $0.6 million, respectively, of deferred borrowing cost amortization. Contractual interest expense and deferred borrowing cost amortization was recorded to interest and other expense, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 5.73%.
The estimated fair value of the Notes (Level 2) at June 30, 2023 was $16.5 million.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The Company used a portion of the net proceeds from the sale of the notes to pay the cost of the Capped Call Transactions (see Note 11 - Stockholders' Deficit), and is using the remaining proceeds for working capital and general corporate purposes.
On May 16, 2023, the Company announced that it would utilize the contractual 30-day grace period with respect to the interest payment due on May 15, 2023 on the Notes. The Company and its advisors began communications with debt holders to explore restructuring options and on June 13, 2023, the Company made the interest payment due on the Notes within the grace period, in the amount of approximately $3.6 million.
On May 31, 2023, the Company entered into confidentiality agreements ("NDAs") and commenced discussions with legal advisors for a group of holders of the Company’s Notes and Senior Unsecured Notes (collectively, the "Holders") regarding a potential restructuring or refinancing and related transactions (collectively, the “Transaction”). On July 24, 2023, the NDAs terminated without the Company and the Holders reaching an agreement on the material terms of the proposed Transaction. The Company continues to evaluate alternatives to optimize its capital structure and other alternatives to maximize value.
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
The Ally FLOC requires the Company to maintain unrestricted cash and cash equivalents of not less than 20% of the total credit line, and to maintain an additional restricted cash balance equal to 10% of the total credit line. Additionally, the Ally FLOC requires the company to maintain at least 10% equity in the Company’s total inventory balance. As of June 30, 2023, the Company was in compliance with all covenants related to the Ally FLOC.
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
As of June 30, 2023, the interest rate on borrowings outstanding under the Ally FLOC was 10.00%. As of June 30, 2023, the Company had an outstanding balance under the facility of $14.4 million and $60.6 million of unused capacity. As of December 31, 2022, the Company had an outstanding balance under the facility of $24.8 million and $75.2 million in unused capacity.

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
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the IAC Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit and formally filed its appeal with the Second Circuit on January 20, 2023. Shift filed its responsive pleading on April 20, 2023. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of June 30, 2023. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
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
11. STOCKHOLDERS' DEFICIT
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

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
The settlement amount of the Capped Call Transactions at June 30, 2023 was zero. The settlement amount shall be greater than zero if the volume weighted average price ("VWAP") of the Company's Class A common stock is above $84.30 at any time over the 40 consecutive trading days immediately prior to settlement.

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
As of June 30, 2023, the Company had not sold any shares pursuant to the Sales Agreement. The Company's ability to raise capital under the ATM is currently constrained by restrictions on the Company's use of shelf registration statements. The Company cancelled the ATM facility on July 20, 2023.
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
The liabilities associated with the warrants and earnout shares were immaterial as of June 30, 2023. There was not a material change in the fair value of the liabilities between the Merger Date and June 30, 2023.

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
No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM is the Chief Executive Officer. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. During the three and six months ended June 30, 2023 and 2022, the Company did not have sales to customers outside the United States. As of June 30, 2023 and December 31, 2022, the Company did not have any assets located outside of the United States.
Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from external customers
Retail	$44,952	$204,201	$95,513	$395,993
Wholesale	2,306	19,532	5,854	47,319
Consolidated	$47,258	$223,733	$101,367	$443,312
Segment gross profit (loss)
Retail	$3,135	$12,506	$7,063	$23,433
Wholesale	(23)	(628)	(785)	(768)
Consolidated	$3,112	$11,878	$6,278	$22,665
The reconciliation between reportable segment gross profit to loss before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment gross profit	$3,112	$11,878	$6,278	$22,665
Selling, general and administrative expenses	(22,643)	(58,744)	(65,234)	(122,281)
Depreciation and amortization	(1,928)	(2,459)	(6,327)	(4,139)
Loss on impairment	(1,340)	—	(2,270)	—
Interest and other expense, net	(2,700)	(2,846)	(5,493)	(5,424)
Loss before income taxes	$(25,499)	$(52,171)	$(73,046)	$(109,179)

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
On June 30, 2022, the Company issued 1,900,000 RSUs pursuant to an inducement award under NASDAQ Listing Rule 5365(c)(4).
Activity related to employee and non-employee stock options for all plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
As of December 31, 2022	519,323	$26.02	4.95	$1
Granted	—	—
Exercised	—	—
Forfeited	(6,428)	31.98
Cancelled (expired)	(123,322)	68.44
As of June 30, 2023	389,573	$12.49	5.60	$1
Exercisable as of June 30, 2023	387,570	$12.42	5.59	$1

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Activity related to employee and non-employee RSU awards is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Unvested as of December 31, 2022	486,054	$29.30	1.01	$724
Granted	2,096,082	2.02
Vested	(116,955)	26.37
Forfeited	(133,523)	15.79
Unvested as of June 30, 2023	2,331,658	$5.68	1.58	$5,060
Vested and unreleased	3,164
Outstanding as of June 30, 2023	2,334,822
Unvested RSUs as of June 30, 2023 include 190,000 Performance RSUs that vest if the Company achieves certain profitability metrics for the six months ended December 31, 2023. Unvested RSUs also include 760,000 Performance RSUs that vest if the closing price of the Company's common stock exceeds thresholds ranging from $2.00 to $9.25 during the 30 months following the grantee's date of hire. The grant date fair values of awards with market-based vesting conditions were determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock.
Stock-Based Compensation Expense
For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss of $1.3 million and $4.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $2.6 million and $9.1 million, respectively.
The Company capitalized stock-based compensation costs for the three months ended June 30, 2023 and 2022 of $0.1 million and $0.3 million, respectively, to capitalized website and internal use software costs, net. In addition, the Company capitalized stock-based compensation costs for the six months ended June 30, 2023 and 2022 of $0.3 million and $0.7 million, respectively, to capitalized website and internal use software costs, net.
As of June 30, 2023, there was $10.7 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.36 years.
14. RELATED PARTY TRANSACTIONS
Sales to Related Parties
The Company operated a one-sided marketplace (“OSM”) program whereby the Company acquired cars from various sources in Oxnard, California and sold them directly and solely to Lithia. The Company invoiced Lithia based on the purchase price of the car plus an agreed upon margin. During the six months ended June 30, 2023 and 2022, the Company recognized zero and $4.7 million in sales from the OSM agreement with Lithia, respectively. The OSM program was terminated in the second quarter of 2022 with the last sale to Lithia taking place in March 2022.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
Milestone 5 was met in October 2019 and the Company recorded the warrants to additional paid-in capital based on a fair value of $4.3 million. Milestone 5 was achieved after a mutual signed agreement was entered into evidencing that Lithia provided commercially best efforts to help the Company secure and maintain access to four finance and insurance products on par with a typical Lithia store. The fair value of the in substance upfront payment, other than the $2.8 million for AWS discussed above, was $0.4 million and was recorded to other non-current assets on the condensed consolidated balance sheets. The combined asset recorded of $3.2 million is subject to amortization over a five-year period expected period of benefit. During the six months ended June 30, 2023 and 2022 the Company amortized $0.1 million and $0.3 million, respectively of the asset as a reduction to finance and insurance sales, which is recorded within other revenue, net on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the remaining asset, net of amortization, was zero and $0.6 million, respectively.
In February 2023, the contract obtained pursuant to Milestone 5 was terminated, and the remaining $0.5 million of the Milestone 5 asset was expensed to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Accounts Payable Due to Related Party
As of June 30, 2023 and December 31, 2022 payables and accruals to Lithia consisted of other miscellaneous expenses of $0.2 million and $0.2 million, respectively.
Short-Swing Profit Settlement
During the three months ended June 30, 2023, the Company received a settlement of $0.1 million from a shareholder related to short-swing trading profits disgorged pursuant to section 16(b) of the Securities Exchange Act of 1934. The settlement was recorded to additional paid-in capital on the condensed consolidated balance sheets.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
The Company recognized losses on impairment of long-lived assets related to various Sublease Asset Groups of $1.3 million and $2.3 million for the three and six months ended June 30, 2023, respectively. There was no loss on impairment of long lived assets for the three and six months ended June 30, 2022. All impaired asset groups were contained in the Retail segment.
Facility Closures and Reduction in Force
During the six months ended June 30, 2023, the Company reduced its total headcount by approximately 42% as a result of continued efforts to improve overhead efficiency and elimination of redundancies resulting from the CarLotz Merger. During the six months ended June 30, 2023, the reduction in force resulted in total new cash charges of approximately $0.9 million, consisting primarily of severance and related personnel reduction costs included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. There were no such charges for the three months ended June 30, 2023. In addition, the Company closed its facility in Downers Grove, Illinois and the former CarLotz headquarters facility in Richmond, Virginia.
2022 Restructuring Plan
On July 22, 2022, the Company's Board approved the implementation of the 2022 Restructuring Plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. As part of the 2022 Restructuring Plan, the Company consolidated Shift’s physical operations to three West Coast locations in Los Angeles, Oakland, and Portland, closing seven existing facilities. The Company also restructured its workforce around the reduced physical footprint, eliminating approximately 650 positions or 60% of its workforce. The restructuring was substantially complete as of September 30, 2022. There were no restructuring charges related to the 2022 Restructuring Plan recognized for the three and six months ended June 30, 2023 and 2022.
The following table is a reconciliation of the beginning and ending severance liability for the six months ended June 30, 2023 related to the 2022 Restructuring Plan:

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Balance at December 31, 2022	$794
Accruals and accrual adjustments	—
Cash payments	(311)
Balance at June 30, 2023	$483
Commutation of Reinsurance Contracts
During the six months ended June 30, 2023, the Company commuted all reinsurance contracts issued by the Company's Orange Peel Protection Reinsurance, Ltd. subsidiary. The commutation resulted in transfer of the Company's reinsurance-related assets and liabilities to the counterparty, in exchange for net cash consideration of $0.2 million. In connection with the commutation, the Company recognized a loss on disposal of $0.1 million included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Discontinued Operations
In connection with the acquisition of CarLotz, the Company acquired several real estate leaseholds. A plan of sale related to several of these real estate leases as well as certain assets and liabilities of the Orange Grove Fleet Solutions, LLC ("Orange Grove") subsidiary was adopted in December 2022. Orange Grove and three retail locations sold during the six months ended June 30, 2023 were determined to meet the criteria for classification as discontinued operations. The discontinued operations are included in the Retail and Wholesale segments. The impact on net loss of these leases and subsidiaries held for sale was immaterial for the year ended December 31, 2022.
Additional leasehold and related assets were classified as held for sale during the six months ended June 30, 2023. None of the assets and liabilities initially classified as held for sale during the six months ended June 30, 2023 met the criteria to be classified as discontinued operations. The Company recognized a net gain on disposal of $5.8 million and $2.7 million in connection with assets classified as held for sale or sold during the three and six months ended June 30, 2023. The gain on disposal was recorded in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
On February 2, 2023, the Company entered into and closed on an Asset Purchase Agreement with a private dealership group, pursuant to which the counterparty agreed to purchase the inventory and the lease-related assets and liabilities of the three retail locations for net cash consideration of $1.5 million.
On June 30, 2023, the Company sold substantially all of the assets and liabilities of Orange Grove Fleet Solutions, LLC for cash consideration of $1.5 million.
The following table presents the losses associated with these sales, included in the results of our discontinued operations below, in thousands:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Gross purchase price	$1,494	$1,928
Net assets sold	(2,014)	(2,834)
Loss on disposal	$(520)	$(906)
The carrying value of the net assets classified as discontinued operations sold during the period were as follows, in thousands:

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Assets
Property and equipment, net	2,028	2,334
Inventory	—	606
Security deposits	—	57
Operating lease assets	1,650	3,227
Finance lease assets, net	173	173
Total assets	$3,851	$6,397
Liabilities
Operating lease liabilities	1,663	3,389
Finance lease liabilities	173	173
Total liabilities	$1,836	$3,562
Net assets sold	$2,014	$2,834
The following table presents information regarding certain components of loss from discontinued operations:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Retail revenue, net	$365	$2,488
Other revenue, net	165	435
Wholesale vehicle revenue	88	1,278
Total revenue	618	4,201
Cost of sales	355	3,567
Gross (loss)/profit	263	634
Selling, general and administrative expenses	165	621
Loss on disposal	520	906
Depreciation and amortization	—	20
Total Operating Expenses	685	1,547
(Loss)/gain from operations	(422)	(913)
Interest and other expense, net	—	4
(Loss)/gain from discontinued operations	$(422)	$(917)

Transaction costs related to the sales were immaterial for the three and six months ended June 30, 2023.

The following table presents non-cash items related to discontinued operations, in thousands:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Depreciation and amortization, inclusive of depreciation in cost of sales	$101	$219
Assets and Liabilities Held for Sale
The following table presents components making up the balance sheets line item consisting of the carrying amount of assets and liabilities classified as held for sale and the aggregate amounts of the classes of assets and liabilities of the facilities and entities classified as discontinued operations, in thousands:

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	June 30, 2023	December 31, 2022
Assets
Held for sale:
Operating lease assets	$12,492	$5,634
Finance lease assets, net	—	3,960
Total held for sale assets	12,492	9,594
Discontinued Operations:
Accounts receivable, net	—	689
Prepaid expenses and other current assets	—	226
Property and equipment, net	—	2,584
Operating lease assets	—	3,938
Finance lease assets, net	—	195
Total discontinued operations assets	—	7,632
Total held for sale and discontinued operations assets	$12,492	$17,226

Liabilities
Held for sale:
Operating lease liabilities	$15,772	$6,016
Finance lease liabilities	—	4,843
Total held for sale liabilities	15,772	10,859
Discontinued Operations:
Accounts payable	—	70
Accrued expenses and other current liabilities	—	101
Operating lease liabilities	—	4,122
Finance lease liabilities	—	193
Other non-current liabilities	—	87
Total discontinued operations liabilities	—	4,573
Total held for sale and discontinued operations liabilities	$15,772	$15,432
16. INCOME TAXES
The Company recorded a provision for (benefit from) income taxes of $(145) thousand and $27 thousand for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a provision for (benefit from) for income taxes of $(90) thousand and $68 thousand for the six months ended June 30, 2023 and 2022, respectively. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.
17. NET LOSS PER SHARE
The following table sets forth the computation of net loss per share, basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net loss	$(25,776)	$(52,198)	$(73,873)	$(109,247)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	16,954,995	8,095,278	16,936,636	7,990,264
Net loss per share, basic and diluted	$(1.52)	$(6.45)	$(4.36)	$(13.67)

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2023	2022
Escrow Shares	—	300,010
Public and private warrants	1,146,727	—
Earnout Shares	489,841	—
Convertible Notes	1,779,834	1,779,834
Stock options	389,573	149,197
Restricted stock units	2,334,822	888,808
Contingently repurchasable early exercise shares	534	3,236
Total	6,141,331	3,121,085
18. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, except for the following:
Ally Flooring Line of Credit Amendment
On July 14, 2023, the Company entered into a Second Amendment to Inventory Financing and Security Agreement (the “Second Amendment”), by and among the Company, certain of the Company’s wholly owned subsidiaries (collectively, the “Borrowers” and each, a “Borrower”), Ally Bank (“Ally Bank”) and Ally Financial Inc. (“Ally Financial” and, together with Ally Bank, the “Lender”), which amends the Company’s existing Inventory Financing and Security Agreement dated as of December 9, 2021, as amended by the Amendment to Inventory Financing and Security Agreement dated as of February 7, 2023 (as so amended, the “Ally Facility”), by and among the Company, the Borrowers and the Lender.
The Second Amendment amends the Ally Facility to, among other things, (i) reduce the maximum available credit line (the “Credit Line”) under the Ally Facility from $75 million to $30 million, (ii) eliminate the option for a Borrower to obtain financing from the Lender for vehicles for which Dealership does not then hold a lien-free title, and (iii) eliminate the minimum liquidity financial covenant. The Second Amendment also, in conjunction with the Borrowers entering into an amended Credit Balance Agreement with the Lender, amends the Borrowers’ minimum cash balance requirement with the Lender to be an amount equal to the lesser of (i) at least 30% of the amount of the Credit Line and (ii) 100% of the total outstanding principal balance under the Ally Facility.
Clementz Transition and Separation Agreement
As previously announced on June 14, 2023, Shift Technologies, Inc. (the “Company”) implemented an executive leadership succession plan in connection with the transition of Jeff Clementz from the Company as its Chief Executive Officer, effective June 9, 2023 (the “Transition Effective Date”). Mr. Clementz also resigned from the Board of Directors (the “Board”) of the Company on the Transition Effective Date. In order to ensure an orderly transition of responsibilities, Mr. Clementz continued to be employed in a non-executive capacity with the Company through July 1, 2023 (the “Separation Date”).

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
In connection with his transition from employment with the Company, the Company and Mr. Clementz entered into a Transition and Separation Agreement (the “Agreement”) on July 21, 2023 that reflects the terms of his transition and the benefits he is eligible to receive. The Agreement became effective and enforceable on July 29, 2023. Pursuant to the Agreement, and in lieu of all severance benefits otherwise provided for under Mr. Clementz’s prior employment agreement with the Company, Mr. Clementz will be entitled to receive the following benefits: (i) a cash payment equal to $400,000, payable in a single lump sum within thirty (30) days following the Effective Date, (ii) payment of his 2023 annual bonus (if any), prorated for the number of days employed by the Company in 2023 and determined based on actual performance (with any personal goals considered to be fulfilled), and payable at such time that annual bonuses are otherwise generally paid to employees of the Company and (iii) payment of COBRA premiums for eighteen (18) months following the Separation Date (to the extent Mr. Clementz elects COBRA continuation coverage), less amounts equal to the amount active employees pay for such coverage during such time period, and subject to reduction or elimination if Mr. Clementz becomes entitled to duplicative benefits through other employment. The Agreement also provides that Mr. Clementz will make himself available to members of the Company’s senior management team through August 31, 2023 (the “Transition Period”).
In addition, the Agreement contains a general waiver and release of claims by Mr. Clementz in favor of the Company. Mr. Clementz will be subject to certain restrictive covenants following his termination of employment with the Company, including during the Transition Period. Mr. Clementz’s transition is not the result of any disagreements over the Company’s business, operations, or strategic direction.
Foy Separation and General Release Agreement
As previously announced on June 28, 2023, Shift Technologies, Inc. (the “Company”) announced that Sean Foy was no longer the Chief Operating Officer of the Company, effective June 23, 2023. In order to ensure an orderly transition of responsibilities, Mr. Foy continued to be employed in a non-executive capacity with the Company through July 1, 2023 (the “Separation Date”). Mr. Foy also resigned from all director, officer or other positions that he held on behalf of the Company or any of its subsidiaries or affiliates on the Separation Date.
In connection with his separation from employment from the Company, the Company and Mr. Foy entered into a Separation and General Release Agreement (the “Agreement”) on August 3, 2023 that reflects the terms of his separation and the benefits he is eligible to receive. The Agreement becomes effective and enforceable on August 11, 2023 (the “Effective Date”) unless revoked in writing by Mr. Foy prior to the Effective Date. Pursuant to the Agreement, and in lieu of all severance benefits otherwise provided for under Mr. Foy’s prior Offer Letter dated October 12, 2018, as amended on October 16, 2018, and any applicable Company plans or programs in which Mr. Foy participated (including the Shift Technologies, Inc. Severance Plan for Key Management Employees and that certain Amended and Restated Retention Bonus Agreement dated June 22, 2022) with the Company, Mr. Foy will be entitled to receive the following benefits: (i) a cash payment equal to $361,000, payable in a single lump sum within thirty (30) days following the Effective Date and (ii) payment of COBRA premiums for six (6) months following the Separation Date (to the extent Mr. Foy elects COBRA continuation coverage), less amounts equal to the amount active employees pay for such coverage during such time period, and subject to reduction or elimination if Mr. Foy becomes entitled to duplicative benefits through other employment.
In addition, the Agreement contains a general waiver and release of claims by Mr. Foy in favor of the Company. Mr. Foy will be subject to certain restrictive covenants following his termination of employment with the Company. Mr. Foy’s transition is not the result of any disagreements over the Company’s business, operations, or strategic direction
Director Resignations
On August 4, 2022, each of George Arison and Kellyn Smith Kenny, members of the Board of Directors (the “Board”) of the Company, informed the Company of their decision to resign as a director of the Company, effective August 7, 2023. Mr. Arison served as a Class III director and a member of the Finance Committee of the Board. Ms. Smith Kenny served as a Class I director and a member of the Leadership Development, Compensation and Governance Committee of the Board. Each of Mr. Arison’s and Ms. Smith Kenny’s decision to resign from the Board was not the result of any disagreement relating to the Company’s operations, policies or practices. After giving effect to the foregoing director resignations of Mr. Arison and Ms. Smith Kenny from the Board, the Board consists of seven (7) directors and three (3) vacancies.

SHIFT TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
In addition, following the effectiveness of Mr. Arison’s and Ms. Smith Kenny’s resignation from the Board, on August 7, 2023, the Board, by unanimous written consent, decreased the size of the Board to seven (7) directors, apportioned among the three classes as follows: two (2) in Class I, three (3) in Class II and two (2) in Class III, in accordance with and as permitted by the Company’s Second Amended and Restated Certificate of Incorporation, as amended, thereby eliminating the vacancies on the Board resulting from the resignations of Mr. Arison and Ms. Smith Kenny from the Board.
2023 Restructuring Plan
On July 11, 2023, the Company announced a plan to restructure and reduce its workforce (the “2023 Restructuring Plan”), pursuant to which the Company will focus all resources on its omnichannel used auto operations and cease investment into the Company’s dealer marketplace business. The 2023 Restructuring Plan is part of the Company’s broader efforts to improve cost efficiency and better align its operating structure with its omnichannel sales operations as the Company continues to evaluate strategic alternatives to maximize stockholder value. The 2023 Restructuring Plan will result in an estimated workforce reduction of approximately 34%. The 2023 Restructuring Plan and associated workforce reduction were substantially completed by July 11, 2023. As a result of the 2023 Restructuring Plan and associated workforce reduction, we expect to incur approximately $0.9 million in non-recurring restructuring charges, consisting primarily of one-time cash severance payments and related costs.

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
Recent Events
Leadership Changes
On June 9, 2023, the Board of Directors appointed Ayman Moussa as the Company’s Chief Executive Officer, to succeed Jeff Clementz, in each case effective as of June 9, 2023. Mr. Moussa was also appointed to a vacant position on the Board of Directors to serve as a Class II director. Mr. Clementz resigned as a director of the Company and transitioned from his role as Chief Executive Officer to serving as a strategic advisor to Mr. Moussa, the Board of Directors and the management team of the Company for a transition period. Mr. Clementz’s transition is not the result of any disagreements over the Company’s business, operations, or strategic direction.
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
Convertible Notes
On May 16, 2023, the Company announced that it would utilize the contractual 30-day grace period with respect to the interest payment due on May 15, 2023 on the Notes. The Company and its advisors began communications with debt holders to explore restructuring options and on June 13, 2023, the Company made the interest payment due on the Notes within the grace period, in the amount of approximately $3.6 million.
On May 31, 2023, the Company entered into confidentiality agreements ("NDAs") and commenced discussions with legal advisors for a group of holders of the Company’s Notes and Senior Unsecured Notes (collectively, the "Holders") regarding a potential restructuring or refinancing and related transactions (collectively, the “Transaction”). On July 24, 2023, the NDAs terminated without the Company and the Holders reaching an agreement on the material terms of the proposed Transaction. The Company continues to evaluate alternatives to optimize its capital structure and other alternatives to maximize value.
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

Business Description
Shift is an omnichannel retailer buying and selling used cars, operating an end-to-end ecommerce platform and three markets located in California and Oregon. Each market provides vehicle inventory inspection, reconditioning and storage to prepare cars for sale. For the six months ended June 30, 2023, the Company had $101.4 million in revenue, a decrease of 77% compared to $443.3 million of revenue for the six months ended June 30, 2022.
Shift's focus on improving unit economics is driven by direct vehicle acquisition channels, optimized inventory mix and ancillary product offerings, combined with streamlined inventory onboarding, controlled fulfillment costs, and centralized software. Shift’s differentiated consumer sourcing strategy offers a wide variety of vehicles across the entire spectrum of model, price, age, and mileage to ensure that Shift has the right car for buyers regardless of interest, need, budget, or credit. For the six months ended June 30, 2023, Shift sourced 80% of its inventory from consumer-sellers and partners driving improved margins and customer acquisition cost. Our data-driven vehicle evaluations help ensure acquisition of the right inventory at the right price to reduce days to sale. We believe that a differentiated ability to purchase vehicles directly from consumer-sellers provides Shift with access to a deep pool of scarce, highly desirable inventory. Over time, we intend to expand our machine learning-enabled recommendation engine to better help customers find the cars best suited to them.
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

Revenue Model
Shift’s two-sided model generates value from both the purchase and sale of vehicles along with financing and vehicle protection products. We acquire cars directly from consumers, partners, and other sources and sell vehicles to consumers at one of our markets, directly, through our ecommerce platform in a seamless end-to-end process, or through a combination of online and in-person. This model captures value from the difference in the price at which the car is acquired and sold, as well as through fees on the sale of ancillary products such as financing and vehicle protection products, also referred to as finance and insurance (“F&I”), and services. If a car that we purchase does not meet our standards for retail sale, we generate revenue by selling through wholesale channels. These vehicles are primarily acquired from customers who trade-in their existing vehicles in connection with a purchase from us. Our revenue for the three months ended June 30, 2023 and 2022 was $47.3 million and $223.7 million, respectively. Our revenue for the six months ended June 30, 2023 and 2022 was $101.4 million and $443.3 million, respectively.
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
Reconditioning Processes
We learned early on from our experience in the used car sales business that in order to be a reliable used car resource with desirable inventory for all customer types, we needed to control our own reconditioning processes. Our reconditioning program has constantly improved over the course of our history. Each unit of our inventory is reconditioned with a focus on safety first, while optimizing for repairs that will have the highest return on investment (“ROI”).
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

Results of Operations
The following table presents our revenue, gross profit, and unit sales information by channel for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	($ in thousands, except per unit metrics)
Revenue:
Retail vehicle revenue, net	$43,223	$194,981	(77.8)%	$92,132	$378,062	(75.6)%
Other revenue, net	1,729	9,220	(81.2)%	3,381	17,931	(81.1)%
Wholesale vehicle revenue	2,306	19,532	(88.2)%	5,854	47,319	(87.6)%
Total revenue	$47,258	$223,733	(78.9)%	$101,367	$443,312	(77.1)%

Cost of sales:
Retail vehicle cost of sales	$41,817	$191,695	(78.2)%	$88,450	$372,560	(76.3)%
Wholesale vehicle cost of sales	2,329	20,160	(88.4)%	6,639	48,087	(86.2)%
Total cost of sales	$44,146	$211,855	(79.2)%	$95,089	$420,647	(77.4)%

Gross profit:
Retail vehicle gross profit	$1,406	$3,286	(57.2)%	$3,682	$5,502	(33.1)%
Other gross profit	1,729	9,220	(81.2)%	3,381	17,931	(81.1)%
Wholesale vehicle gross loss	(23)	(628)	(96.3)%	(785)	(768)	2.2%
Total gross profit	$3,112	$11,878	(73.8)%	$6,278	$22,665	(72.3)%

Unit sales information:
Retail vehicle unit sales	1,998	6,872	(70.9)%	4,290	13,586	(68.4)%
Wholesale vehicle unit sales	187	1,161	(83.9)%	439	3,136	(86.0)%

Average selling prices per unit (“ASP”):
Retail vehicles	$21,633	$28,373	(23.8)%	$21,476	$27,827	(22.8)%
Wholesale vehicles	$12,332	$16,823	(26.7)%	$13,335	$15,089	(11.6)%

Gross profit per unit:
Retail gross profit per unit	$704	$478	47.3%	$858	$405	111.9%
Other gross profit per unit	865	1,342	(35.5)%	788	1,320	(40.3)%
Wholesale gross loss per unit	(12)	(91)	(86.8)%	(183)	(57)	221.1%
Total gross profit per unit	$1,557	$1,729	(9.9)%	$1,463	$1,668	(12.3)%

Non-financial metrics
Average monthly unique visitors	356,268	833,320	(57.2)%	450,050	828,088	(45.7)%
Average days to sale	73	63	15.9%	75	60	25.0%
Retail vehicles available for sale	767	5,359	(85.7)%	767	5,359	(85.7)%

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
Three Months Ended June 30, 2023
Retail Vehicle Revenue, Net
Retail vehicle revenue decreased by $151.8 million, or 77.8%, to $43.2 million during the three months ended June 30, 2023, from $195.0 million in the comparable period in 2022. This decrease was driven by a decrease in retail unit sales, as we sold 1,998 retail vehicles in the three months ended June 30, 2023, compared to 6,872 retail vehicles in the three months ended June 30, 2022. The decrease in retail unit sales was associated with the closure in 2022 of inventory storage and reconditioning centers in California, Washington, and Texas and the associated reduction in inventory available for sale.
The decrease in retail vehicle revenue was partly due to a decrease in retail ASP, which was $21,633 for the three months ended June 30, 2023, compared to $28,373 for the three months ended June 30, 2022.This decrease in retail ASP was primarily a reflection of a return to a more traditional seasonality in the used vehicle market (as market supply increased) combined with a shift in our product mix towards older "value" vehicles compared to the prior period.
Other Revenue, Net
Other revenue decreased by $7.5 million, or 81.2%, to $1.7 million during the three months ended June 30, 2023, from $9.2 million in the comparable period in 2022. This decrease was primarily due to lower unit sales, as described above.
Wholesale Vehicle Revenue
Wholesale vehicle revenue decreased by $17.2 million, or 88.2%, to $2.3 million during the three months ended June 30, 2023, from $19.5 million in the comparable period in 2022. This decrease in wholesale vehicle revenue was primarily due to a decrease in wholesale unit sales as we sold 187 wholesale vehicles in the three months ended June 30, 2023, compared to 1,161 wholesale vehicles in the three months ended June 30, 2022. The decrease was also partly due to a 26.7% decrease in ASP due to a shift in our product mix towards older "value" vehicles compared to the prior period, as well as decreased wholesale prices in the market as a whole.
Cost of Sales
Cost of sales decreased by $167.7 million, or 79.2%, to $44.1 million during the three months ended June 30, 2023, from $211.9 million in the comparable period in 2022. The decrease was primarily due to a decrease in unit sales as we sold 2,185 total vehicles in the three months ended June 30, 2023, compared to 8,033 total vehicles in the three months ended June 30, 2022.

Retail Vehicle Gross Profit
Retail vehicle gross profit decreased by $1.9 million, or 57.2%, to $1.4 million during the three months ended June 30, 2023, from $3.3 million in the comparable period in 2022. The decrease was primarily driven by a decrease in retail unit sales, which decreased to 1,998 units for the three months ended June 30, 2023, from 6,872 units in the comparable period in 2022. The decrease in retail unit sales was associated with the closure in 2022 of inventory storage and reconditioning centers in California, Washington, and Texas and the associated reduction in inventory available for sale.

The volume-driven decrease in retail vehicle gross profit was partly offset by an increase in retail gross profit per unit, which grew $226 to $704 during the three months ended June 30, 2023 from $478 in the comparable period in 2022.
Other Gross Profit
Other gross profit decreased by $7.5 million, or 81.2%, to $1.7 million during the three months ended June 30, 2023, from $9.2 million in the comparable period in 2022. The decrease was primarily driven by a decrease in retail units sold, as described in “Retail Vehicle Revenue, Net” above. The decrease in other gross profit was also partly due to a decrease in other gross profit per unit to $865 during the three months ended June 30, 2023, from $1,342 per unit in the comparable period in 2022. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Loss
Wholesale vehicle gross loss decreased by $0.6 million, or 96.3%, to $23 thousand during the three months ended June 30, 2023, from $0.6 million in the comparable period in 2022. This decrease in wholesale vehicle gross loss was primarily due to a decrease in wholesale unit sales as we sold 187 wholesale vehicles in the three months ended June 30, 2023, compared to 1,161 wholesale vehicles in the three months ended June 30, 2022.

Components of SG&A

	Three Months Ended June 30,
	2023	2022	Change
	($ in thousands)
Compensation and benefits	$10,141	$25,985	(61.0)%
as a % of revenue	21.5%	11.6%
Marketing expenses	2,966	10,457	(71.6)%
as a % of revenue	6.3%	4.7%
Other costs(1)	9,536	22,302	(57.2)%
as a % of revenue	20.2%	10.0%
Total selling, general and administrative expenses	$22,643	$58,744	(61.5)%
as a % of revenue	47.9%	26.3%
____________
(1)Other costs include all other selling, general and administrative expenses such as facility operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses, and M&A transaction costs.
Selling, general and administrative expenses decreased by $36.1 million, or 61.5%, to $22.6 million during the three months ended June 30, 2023, from $58.7 million in the comparable period in 2022. Marketing costs decreased by $7.5 million due to lower spending on brand marketing. A decrease in compensation costs of $15.8 million was driven by a decrease in average headcount to 335 from 1,232 in the comparable period in 2022. Lastly, other costs decreased by $12.8 million due primarily to decreased facilities costs and selling and logistics costs stemming from decreased retail unit volume.
Selling, general and administrative expenses have increased as a percentage of revenue from 26.3% to 47.9%, primarily due to decreased scale and operating leverage compared to the prior period. Following the 2023 Restructuring Plan, management expects improvement in SG&A leverage as the Company prioritizes cost-effective fulfillment channels and more efficient use of overhead.

Depreciation and Amortization
Depreciation and amortization expenses decreased by $0.5 million or 21.6% to $1.9 million during the three months ended June 30, 2023, from $2.5 million in the comparable period in 2022. The decrease is primarily due to reductions in the Company's depreciable asset base resulting from the closure of Company locations in California, Washington, and Texas in the third quarter of 2022 and impairment charges recognized in the fourth quarter of 2022.
Loss on Impairment
During the three months ended June 30, 2023 the Company recognized impairment charges totaling $1.3 million on certain lease related assets (see Note 15 - Impairment, Restructuring and Discontinued Operations to the accompanying condensed consolidated financial statements for additional information). There were no such impairment charges during the comparable period in 2022.
Interest and Other Expense, Net
Interest and other expense, net of $2.7 million for the three months ended June 30, 2023 decreased slightly compared to $2.8 million for the comparable period in 2022. Interest on the Company's fixed-rate debt remained constant, while the impact of lower average balances on the Company's floating-rate flooring line of credit were largely offset by increased rates of interest. See Note 9 - Borrowings to the accompanying condensed consolidated financial statements for additional information on the Company's debt instruments.
Six Months Ended June 30, 2023
Retail Vehicle Revenue, Net
Retail vehicle revenue decreased by $285.9 million, or 75.6%, to $92.1 million during the six months ended June 30, 2023, from $378.1 million in the comparable period in 2022. The decrease in retail vehicle revenue was primarily due to a decrease in retail unit sales, as we sold 4,290 retail vehicles in the six months ended June 30, 2023, compared to 13,586 retail vehicles in the six months ended June 30, 2022. The decrease in unit sales was associated with the closure in 2022 of inventory storage and reconditioning centers in California, Washington, and Texas and the associated reduction in inventory available for sale.
This decrease was also partly due to a decrease in retail ASP, which was $21,476 for the six months ended June 30, 2023, compared to $27,827 for the six months ended June 30, 2022. This decrease in retail ASP was primarily a reflection of a return to a more traditional seasonality in the used vehicle market (as market supply increased) combined with a shift in our product mix towards older "value" vehicles compared to the prior period.
Following 2022's shift in strategy, retail revenue and unit sales are expected to stabilize during the remainder of 2023.
Other Revenue, Net
Other revenue decreased by $14.6 million, or 81.1%, to $3.4 million during the six months ended June 30, 2023, from $17.9 million in the comparable period in 2022. This decrease was primarily due to the decrease in unit sales as we sold 4,290 total vehicles in the six months ended June 30, 2023, compared to 13,586 total vehicles in the six months ended June 30, 2022.
Wholesale Vehicle Revenue
Wholesale vehicle revenue decreased by $41.5 million, or 87.6%, to $5.9 million during the six months ended June 30, 2023, from $47.3 million in the comparable period in 2022. This decrease in wholesale vehicle revenue was primarily due to a 83.9% decrease in wholesale vehicle unit sales to 439 during the six months ended June 30, 2023, compared to 3,136 wholesale vehicles sold in the six months ended June 30, 2022.
Cost of Sales
Cost of sales decreased by $325.6 million, or 77.4%, to $95.1 million during the six months ended June 30, 2023, from $420.6 million in the comparable period in 2022. The decrease was primarily due to decreased total unit sales as we sold 4,729 total vehicles in the six months ended June 30, 2023, compared to 16,722 total vehicles in the six months ended June 30, 2022.

Retail Vehicle Gross Profit
Retail vehicle gross profit decreased by $1.8 million, or 33.1%, to $3.7 million during the six months ended June 30, 2023, from $5.5 million in the comparable period in 2022. The decrease was primarily driven by decreased retail unit sales (as described above under Retail Vehicle Revenue, Net), partly offset by an increase in retail gross profit per unit, which grew to $858 per unit for the six months ended June 30, 2023, from $405 per unit in the comparable period in 2022. This was due to higher margins driven by improved inventory aging compared to the same period last year. Retail GPU for the comparable period in 2022 was abnormally low due to the sell-through of inventory acquired during periods of abnormally high used vehicle pricing.
Other Gross Profit
Other gross profit decreased by $14.6 million, or 81.1%, to $3.4 million during the six months ended June 30, 2023, from $17.9 million in the comparable period in 2022. The decrease in other gross profit was primarily driven by a decrease in retail units sold (as described above under Retail Vehicle Revenue, Net). The decrease was partly due to other gross profit per unit which shrank to $788 during the six months ended June 30, 2023, from $1,320 per unit in the comparable period in 2022. Other revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other revenue and the associated drivers.
Wholesale Vehicle Gross Loss
Wholesale vehicle gross loss decreased by $17 thousand, or 2.2%, to $0.8 million during the six months ended June 30, 2023, from a loss of $0.8 million in the comparable period in 2022. The decrease was primarily due to the decrease in wholesale units sold (as described above under Wholesale Vehicle Revenue), substantially offset by an increase in wholesale gross loss per unit, which grew to $183 per unit for the six months ended June 30, 2023, from a loss of $57 in the comparable period in 2022.
Components of SG&A

	Six Months Ended June 30,
	2023	2022	Change
	($ in thousands)
Compensation and benefits	$24,775	$56,499	(56.1)%
as a % of revenue	24.4%	12.7%
Marketing expenses	7,496	22,366	(66.5)%
as a % of revenue	7.4%	5.0%
Other costs(1)	32,963	43,416	(24.1)%
as a % of revenue	32.5%	9.8%
Total selling, general and administrative expenses	$65,234	$122,281	(46.7)%
as a % of revenue	64.4%	27.6%
____________
(1)Other costs include all other selling, general and administrative expenses such as facility operating costs, vehicle shipping costs for internal purposes, corporate occupancy, professional services, registration and licensing, and IT expenses, and M&A transaction costs.
Selling, general and administrative expenses decreased by $57.0 million, or 46.7%, to $65.2 million during the six months ended June 30, 2023, from $122.3 million in the comparable period in 2022. The decrease was partly due to the decrease in compensation costs of $31.7 million, driven by the decrease in average headcount to 464 from 1,232. The decrease was also partly due to a decrease in marketing expense of $14.9 million, as marketing spend was adjusted to fit our smaller geographic footprint. Lastly, other costs decreased by $10.5 million primarily due to reduced selling and logistics costs, partly offset by costs related to closing facilities and integrating Carlotz.
Selling, general and administrative expenses increased as a percentage of revenue from 27.6% to 64.4% as the Company committed to exiting locations and reducing its real estate presence to the West coast after the CarLotz merger. The increase as a percentage of revenue is caused by the fact that revenue from a location decreases quickly when it is closed, whereas occupancy and other costs continue to be incurred as the facility is wound down.

Depreciation and Amortization
Depreciation and amortization expenses increased by $2.2 million or 52.9% to $6.3 million during the six months ended June 30, 2023, from $4.1 million in the comparable period in 2022. The increase is primarily due to the rapid amortization of intangible assets (primarily software-related) arising from the CarLotz Merger in December 2022. These assets were fully depreciated in the first quarter of 2023, by which time legacy CarLotz software had been retired in favor of Shift's technology platform.
Loss on Impairment
During the six months ended June 30, 2023 the Company recognized impairment charges totaling $2.3 million on certain lease related assets (see Note 15 - Impairment, Restructuring and Discontinued Operations to the accompanying condensed consolidated financial statements for additional information). There were no such impairment charges during the comparable period in 2022.
Interest and Other Expense, Net
Interest and other expense, net of $5.5 million for the six months ended June 30, 2023 increased slightly compared to $5.4 million for the comparable period in 2022. Interest on the Company's fixed-rate debt remained constant, while the impact of lower average balances on the Company's floating-rate flooring line of credit were largely offset by increased rates of interest. See Note 9 - Borrowings to the accompanying condensed consolidated financial statements for additional information on the Company's debt instruments.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities. Cash generated from financing activities through June 30, 2023 primarily includes proceeds from the IAC Merger and PIPE financing completed in October 2020, issuance of convertible notes and senior unsecured notes, and proceeds from the Flooring Line of Credit facility with Ally (the "Ally FLOC"). Refer to Note 9 - Borrowings and Note 14 - Related Party Transactions of the “Notes to Condensed Consolidated Financial Statements” for additional information. In addition, we obtained $95.7 million in cash from the CarLotz Merger (see Note 3 - Business Combinations of the “Notes to Condensed Consolidated Financial Statements” for additional information).
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
Since inception, the Company has generated recurring losses which has resulted in an accumulated deficit of $686.6 million as of June 30, 2023. During the six months ended June 30, 2023, the Company had negative operating cash flows of $64.3 million. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Liquidity and Management's Plan
For the six months ended June 30, 2023 and 2022, the Company generated negative cash flows from operations of approximately $64.3 million and $98.1 million, respectively, and generated net losses of approximately $73.9 million and $109.2 million, respectively. As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $23.3 million and total working capital of $19.1 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through issuances of common and preferred stock, sales of its 4.75% Convertible Senior Notes due 2026, and through a reverse recapitalization via the IAC Merger in October 2020. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facilities (see Note 9 - Borrowings to the accompanying condensed consolidated financial statements). The Company's current floorplan facility expires on December 9, 2023. We believe we will need to raise significant additional capital to meet the liquidity needs of the business.
The Company's plan is to raise capital to provide the liquidity necessary to satisfy its obligations over the next twelve months, and to secure a new or amended floorplan financing arrangement to provide continuity when the current floorplan expires. The Company may also pursue other strategic alternatives, including efforts to restructure or refinance its 4.75% Convertible Senior Notes due 2026 and 6.00% Senior Unsecured Notes due 2025 that have not been successful to date. The Company may also restructure its debt under the U.S. Bankruptcy Code and/or cease operations altogether. The Company continually assesses other opportunities to raise debt or equity capital. The Company's ability to raise capital may be constrained by the price of and demand for the Company's Class A common stock. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months.
The Company continues to focus its strategy on improving unit economics and reducing selling, general, and administrative expenses and seeks to achieve these goals by eliminating less profitable fulfillment channels, consolidating operations into fewer physical locations, and reducing headcount accordingly. Please see Note 15 - Impairment, Restructuring and Discontinued Operations to the accompanying condensed consolidated financial statements.
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

Debt obligations
See Note 9 - Borrowings of the “Notes to Condensed Consolidated Financial Statements” for information regarding the Company’s debt obligations.
Cash Flows — Six Months Ended June 30, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Cash Flow Data:
Net cash, cash equivalents, and restricted cash used in operating activities	$(64,287)	$(98,133)
Net cash, cash equivalents, and restricted cash used in investing activities	(819)	(23,430)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	(10,574)	27,504
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $64.3 million, a decrease of $33.8 million from net cash used in operating activities of $98.1 million for the six months ended June 30, 2022. The change is primarily due to a decrease in net loss of $35.4 million.
Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities of $0.8 million was primarily driven by capitalization of website and internal-use software costs of $3.3 million, offset by proceeds from the sale of marketable securities of $0.8 million and proceeds from sales of discontinued operations of $1.8 million.
Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $10.6 million, primarily due to net repayments on the Flooring Line of Credit of $10.4 million.
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

In addition, we have posted on our website the charters for our (i) Audit Committee and (ii) Leadership Development, Compensation and Governance Committee, as well as our Code of Ethics and Business Conduct and Corporate Governance Guidelines. We will provide a copy of these documents without charge to stockholders upon written request to Investor Relations, Shift Technologies, Inc., 290 Division Street, Suite 400, San Francisco, California 94103-4234. Our website and information included in or linked to our website are not part of this Form 10-Q.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.
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
The Company has made significant progress in addressing the previously identified material weaknesses, and the results of management’s testing indicate that the Company’s control environment has improved since the material weaknesses were first identified. However, remediation efforts in the second half of 2022 were negatively impacted by factors including employee turnover in relevant roles and changes in business processes resulting from restructuring activities, as well as the business acquisitions completed during the period. As a result, management was unable to conclude that the material weaknesses were fully remediated as of June 30, 2023. The material weaknesses will not be considered fully remediated until we have concluded, through testing, that applicable controls have been designed and operating effectively for a sufficient period of time.
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
4. Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Other than the matters discussed below, Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.
Stifel matter
On May 7, 2021, we were named in a lawsuit filed in the U.S. District Court for the Southern District of New York (Stifel, Nicolaus & Company, Inc. v. Shift Technologies, Inc. 21-cv-04135) by a former financial advisor, Stifel, Nicolaus & Company, Inc. (“Stifel”), claiming that we are required to pay the former financial advisor certain compensation as a result of the IAC Merger. In addition, the complaint seeks punitive damages as a result of alleged unjust enrichment for the amount of the benefits allegedly conferred on Shift by Stifel. On August 24, 2022, Stifel's suit was dismissed with prejudice. On September 16, 2022, Stifel filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit and formally filed its appeal with the Second Circuit on January 20, 2023. Shift filed its responsive pleading on April 20, 2023. Following the dismissal of Stifel's initial suit, the probable incurred losses related to the claim are immaterial as of June 30, 2023. Based on such information as is available to us, the range of additional reasonably possible losses related to the claim does not exceed $4.0 million, excluding any punitive damages which the Company cannot currently estimate. The Company believes the claim is without merit and intends to defend itself vigorously; however, there can be no assurances that the Company will be successful in its defense.
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as follows:

There are uncertainties introduced by our continued exploration and evaluation of strategic alternatives to enhance stockholder value.

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

There can be no assurance that any such transaction will be pursued or consummated. To date, we have incurred costs as a result of this process, and we may incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. Also, there are risks inherent with the consummation of any such transaction, such as the risks that the expected enhancement of shareholder value may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption or slow down the operations of our existing or continuing businesses.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

With our current cash resources, we will be unable to meet our future debt repayment obligation to our current lender unless we are able to raise additional capital and / or restructure our existing debt, which may be on unfavorable terms, if available at all, and we could be forced to pursue alternative options, including, but not limited to, a further workforce reduction, implementing other cost-reduction initiatives, seeking relief in the U.S. Bankruptcy Courts and/or ceasing operations altogether.

As of June 30, 2023, we had outstanding $150.0 million in principal amount under our Senior Convertible Notes (the “Notes”) which mature on May 15, 2026, as well as $20.0 million in principal amount under Senior Unsecured Notes due May 11, 2025. Additionally, we had $14.4 million aggregate principal amount of borrowings under our Flooring Line of Credit with Ally Bank (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) as of June 30, 2023, which expires on December 9, 2023 (the "Ally FLOC"). Our interest expense resulting from indebtedness outstanding from time to time during the six months ended June 30, 2023 was $6.0 million.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness or utilize any available grace period with respect to interest payments. The Company may also restructure its debt under the U.S. Bankruptcy Code. Our ability to restructure, refinance or replace our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing or replacement of our existing debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in its debt instruments, including the maintenance of certain liquidity requirements that further restrict its cash usage, would result in a default under its debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our flooring line of credit is secured by substantially all of our assets and contains customary restrictive covenants which, among other things, restrict our ability to dispose of assets and/or use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that it could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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
10.1
Second Amendment to Inventory Financing and Security Agreement, Dated as of July 14, 2023, by and among Shift Technologies, Inc., Carlotz, Inc., A Delaware Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 18, 2023).

10.2	Employment Agreement Dated June 9, 2023, Between the Company and Ayman Moussa (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 14, 2023).*
10.3
Transition and Separation Agreement, by and Between Shift Technologies, Inc. And Jeff Clementz, Dated July 21, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 25, 2023).*

10.4
Separation and General Release Agreement, by and between Shift Technologies, Inc. and Sean Foy, dated August 3, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2023).*

10.5
Shift Technologies, Inc. Employment Inducement Grant Agreement, dated June 30, 2023, by and between Shift Technologies, Inc. and Ayman Moussa (incorporated by reference to Exhibit 99.2 to Shift Technologies, Inc.’s Registration Statement on Form S-8 (File No. 333-273061), filed on June 30, 2023).*

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
August 11, 2023